Form 10QSB
period 2003-03-31
HERITAGE SCHOLASTIC CORP
filed 2003-06-06
CIK 1172324

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                              FORM 10-QSB


(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the quarterly period ended March 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from: _________________ to: _________________

                    Commission file number: 000-49998

                     Heritage Scholastic Corporation
------------------------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)

              Nevada                                   88-0502934
----------------------------------------        ------------------------
     (State of Incorporation)                       (I.R.S. Employer
                                                   Identification No.)


            1954 Kellogg Avenue, Carlsbad, California 92008
------------------------------------------------------------------------
              (Address of Principal Executive Offices)


                                 760-268-0700
                   ----------------------------------------
               (Issuer's Telephone Number, Including Area Code)


Check whether issuer: (1) filed all reports required to be
filed by Section 13 or 15(d) of the Exchange Act during the
past 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90
days.  Yes   X   No
           -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value per share: 7,718,875 (as of March 31, 2003)
------------------------------------------------------------------------


/1/


                             Table of Contents

                      Heritage Scholastic Corporation



Part I      Financial Information

Item 1.Financial Statements (unaudited)

       Condensed consolidated balance Sheet - March 31, 2003.

       Condensed consolidated statements of operations and comprehensive loss - Three months ended March 31, 2003 and March 31, 2002 and nine months ended March 31, 2003 and March 31, 2002

       Condensed consolidated statements of cash flows - Nine months ended March 31, 2003 and March 31, 2002

       Notes to condensed consolidated financial statements -
       March 31, 2003

Item 2.Management's Discussion and analysis of Financial Condition and Results of Operations

Item 3.Quantitative and Qualitative Disclosures About Market Risk

Item 4.Controls and Procedures


Part II.    Other Information

Item 6.Exhibits and Reports on Form 8-K

       Signatures

       Certifications


/2/


                PART I - FINANCIAL STATEMENTS

**** Independent auditors have not performed a SAS 700
Review on the 3rd Quarter ending March 31, 2003 and the nine-month period ending March 31, 2003 numbers contained in this report. ****

ITEM 1.FINANCIAL STATEMENTS

                                           Heritage Scholastic Corporation

                                                             Balance Sheet
                                                               (unaudited)
==========================================================================
March 31,                                            2003          2002
-------------------------------------------------------------------------

Assets

Current Assets
 Cash                                              $     56      $    841
 Accounts receivable                                  1,940             0
 Inventory (Note 2)                                   8,286             0
 Advances - related party                                 0             0
-------------------------------------------------------------------------

Total current assets                                 10,282           841

Fixed Assets
 Capitalized book expenses                           20,455         7,000
 Deferred Stock Offering Issuance Costs                   0         7,000
-------------------------------------------------------------------------

Total fixed assets                                   20,455        14,000

Total assets                                       $ 30,737      $ 14,841
=========================================================================

Liabilities and Stockholders' Equity

Current Liabilities
 Accounts payable and accrued expenses             $ 30,110      $ 14,767
 Wages payable and related taxes                      3,655             0
 Loan from shareholder                                  300             0
 Income taxes payable                                   745             0
-------------------------------------------------------------------------

Total liabilities                                  $ 34,810      $ 14,767


/3/


Stockholders' Equity

 Preferred stock; $0.001 par value, 20,000,000 shares     0             0
  authorized and no shares issued and outstanding
 Common stock; $0.001 par value, 100,000,000 shares   7,719         6,781
  authorized and 7,718,875 shares issued and
  outstanding at March 31, 2003
 Additional paid-in capital                          85,386        20,444
 Accumulated deficit at March 31, 2003 and          (27,775)         (124)
  March 31, 2002
 Current year loss                                  (69,403)      (27,027)
-------------------------------------------------------------------------

Total stockholders' equity                         $ (4,073)     $     74
-------------------------------------------------------------------------

Total liabilities and stockholders' equity         $ 30,737      $ 14,841
=========================================================================


 The accompanying notes are an integral part of these financial statements.


/4/


                                           Heritage Scholastic Corporation

                                                  Statements of Operations
                                                               (unaudited)
==========================================================================
                                                 Three Months  Three Months
                                                    ended         ended
                                                 31-Mar-2003   31-Mar-2002
-------------------------------------------------------------------------

Revenues                                           $  3,162      $      0

Cost of Sales                                             0             0
-------------------------------------------------------------------------

Gross Profit                                          3,162             0

General and administrative expenses                   7,364        19,873
-------------------------------------------------------------------------

Net Loss                                           $ (4,202)     $(19,873)
-------------------------------------------------------------------------

Loss Per Share of Common Stock                     $  (0.00)     $  (0.00)
-------------------------------------------------------------------------

Weighted Average Shares Outstanding               7,718,875     6,780,625
=========================================================================

-------------------------------------------------------------------------
                                                 Nine Months   Nine Months
                                                    ended         ended
                                                 31-Mar-2003   31-Mar-2002
-------------------------------------------------------------------------

Revenues                                           $  3,300      $      0

General and administrative expenses                $ 74,783      $ 20,258
-------------------------------------------------------------------------

Net Loss                                           $(71,483)     $(20,258)
-------------------------------------------------------------------------

Loss Per Share of Common Stock                     $  (0.01)     $  (0.00)
-------------------------------------------------------------------------

Weighted Average Shares Outstanding               7,718,875     6,780,625
=========================================================================



 The accompanying notes are an integral part of these financial statements.


/5/


                                            Heritage Scholastic Corporation

                                                   Statements of Cash Flows
                                                                (unaudited)
 ==========================================================================
                                             Period from      Period from
                                           July, 1 2002 to  July, 1 2001 to
                                           March 31, 2003   March 31, 2002
---------------------------------------------------------------------------
Cash Flows From Operating Activities
Net loss                                   $     (71,538)   $      (27,027)
Adjustments to reconcile netloss to
 net cash used in operating activities:
  Change in operating assets and liabilities:
   Accounts receivable                            (1,940)                0
   Inventory                                      (8,286)                0
   Accounts payable and accrued expenses           8,527             7,467
   Wages payable                                  (2,722)                0
   Income taxes payable                             (800)                0
---------------------------------------------------------------------------

Net cash used in operating activities            (76,758)          (19,560)
---------------------------------------------------------------------------

Cash Flows From Investing Activities
  Net change in advances-related party            14,436             3,100
  Increase in deferred stock offering issuance         0            (7,000)
  Increase in capitalized publishing costs        (6,071)           (3,000)
---------------------------------------------------------------------------

Net cash provided by (used in)                     8,365            (6,900)
 investing activities

Cash Flows From Financing Activities
Net proceeds from issuance of common stock        11,800            27,225
Net change in advances-related party                   0                 0
---------------------------------------------------------------------------

Net cash provided by (used in)                    11,800            27,225
 financing activities
---------------------------------------------------------------------------
Net increase (decrease) in cash                  (56,593)              765
Cash at Beginning of Period                       56,649                76
---------------------------------------------------------------------------
Cash at End of Period                      $          56    $          841
===========================================================================


/6/


---------------------------------------------------------------------------
Noncash Investing and Financing Activities:

During the year ended June 30, 2001, the Company issued
6,100,000 common shares valued at $7,300 in exchange for notes receivable. This amount was collected in 2002.

During the year ended June 30, 2002, the Company issued
280,000 common shares valued at $28,000 in exchange for services performed in a common stock offering.

During the year ended June 30, 2002, the Company
recorded non-cash stock based compensation expense of
$5,700 for stock options issued to non-employees.
===========================================================================

 The accompanying notes are an integral part of these financial statements.


/7/


                                               Heritage Scholastic Corporation

                                            Statements of Stockholders' Equity
                                                                   (unaudited)
==============================================================================

                  Common Stock   Additional  Shareholder
                 --------------   Paid-in        Notes    Accumulated
                 Shares  Amount   Capital     Receivable    Deficit    Total
------------------------------------------------------------------------------

Balance at    7,618,875  $7,619  $  73,686    $       -  $ (27,775)  $ 53,530
June 30, 2002

Common stock     50,000     500      4,500            -          -      5,000
issued for cash
at $0.10
per share on
November 27, 2002

Common stock     50,000     500      4,500            -          -      5,000
issued for cash
at $0.10
per share on
November 27, 2002

Net Loss              -       -          -           -     (71,538)   (71,538)
-----------------------------------------------------------------------------

Balance at    7,718,875  $8,619  $  82,686    $      -  $  (99,313)  $ (8,008)
March 31, 2003
=============================================================================

 The accompanying notes are an integral part of these financial statements.


/8/


                                 Heritage Scholastic Corporation


                                   Notes to Financial Statements


1. Basis of           The   accompanying   condensed     financial
   Presentation  statements  of  Heritage  Scholastic  Corporation
                 ("the Company"), a Nevada corporation. In the opinion of management, the condensed financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods, presented. The condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Amended Form 10-SB filed on December 9, 2002 the Company filed with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The results of operations for the periods ended March 31, 2003 are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2003 or any future period, and the Company makes no representations related thereto.

                      The    accompanying   condensed    financial
                 statements as of March 31, 2003 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $5,873 as of March 31, 2003, and incurred a net loss for the nine month period ended March 31, 2003 and period from inception to March 31, 2003 of $71,203 and $97,978, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During the period from inception to March 31, 2003, management raised net proceeds of approximately $86,000 through sales of common stock. Subsequent to March 2003, management intends to continue to raise additional financing through a combination of public and/or private equity placements, commercial project financing and government program funding to fund future operations and commitments. There is no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

                      The    accompanying   condensed    financial
                 statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


/9/


                                   Heritage Scholastic Corporation


                                     Notes to Financial Statements


1. Basis of           The  preparation of financial statements  in
   Presentation  conformity  with  generally  accepted  accounting
   Cont'd principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the results of operations during the reporting period. Actual results could differ materially from those estimates.

2. Significant        These condensed financial statements do  not
   Accounting include the complete list of significant Policies accounting policies, reference should be made to
                 the   Company's  Amended  Form  10-SB  filed   on
                 December 9, 2002 for a more complete description of the relevant accounting policies.

                      Supplies  inventory  consists  of  operating
                 supplies and are stated at lower of cost or market as determined by the first-in, first-out method.

                      Deferred income taxes are recognized for the
                 tax consequences in future periods of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

                      Valuation  allowances are  established  when
                 necessary to reduce deferred tax assets to the amount expected to be realized.

                      As  of March 31, 2003 a current deferred tax
                 asset of approximately $29,000 had been recognized for the temporary differences related to net operating losses carried forward. A valuation allowance of approximately $29,000 has been recorded to fully offset the deferred tax asset as it is not more likely than not that the assets will be utilized. The Federal net operating losses of approximately $98,000 expire in 2022 and the state net operating losses of approximately $98,000 expire in 2011, unless previously utilized.

                      California  law imposes a franchise  tax  of
                 1.5% of taxable income on companies doing business in the state with a certain minimum amounts per year.


/10/


                             Heritage Scholastic Corporation



                              Notes to Financial Statements



3. Advances         Heritage  Media  Corporation's  (HMC)   sole
   with         shareholders  are Charles and Lori  Parks.   The
   a Related    Parks'  are  also shareholders in  the  Company.
   Party        The  Company  also  shares officers,  directors,
                facilities,  and  other various  resources  with
                HMC.   From time to time the Company and  a  HMC
                advance money to cover common expenses related to graphic design and other operating expenses.
                The advances are due on demand and bear interest at 6% per annum. During the nine month period ended September 30, 2002, the Company paid the $3,255 due to HMC at June 30, 2002 and advanced
                HMC an additional $6,969.

4. Recent           In  April  2002,  the  Financial  Accounting
   Accounting Standards Board ("FASB") issued Statement of Pronounceme Financial Accounting Standards ("SFAS") No. 145,
   nts          "Rescission of FASB Statements No.  4,  44,  and
                64,  Amendment  of FASB Statement  No.  13,  and
                Technical  Corrections." SFAS No.  145  rescinds
                SFAS  No.  4,  "Reporting Gains and Losses  from
                Extinguishment  of Debt," and  an  amendment  of
                that  SFAS, SFAS No. 64, "Extinguishment of Debt
                Made to Satisfy Sinking-Fund Requirements." SFAS
                No.  145  also rescinds SFAS No. 44, "Accounting
                for   Intangible  Assets  of  Motor   Carriers."
                Further,  SFAS  No.  145  amends  SFAS  No.  13,
                "Accounting   for  Leases,"  to   eliminate   an
                inconsistency  between the  required  accounting
                for   sale-  leaseback  transactions   and   the
                required    accounting   for    certain    lease
                modifications  that have economic  effects  that
                are similar to sale-leaseback transactions. SFAS
                No. 145 also amends other existing authoritative
                pronouncements   to   make   various   technical
                corrections,  clarify  meanings,  or   described
                their  applicability  under changed  conditions.
                This  pronouncement requires  gains  and  losses
                from extinguishment of debt to be classified  as
                an  extraordinary item only if the  criteria  in
                Accounting  Principles  Board  Opinion  No.  30,
                "Reporting  the Results of Operations--Reporting
                the  Effects  of  Disposal of  a  Segment  of  a
                Business,   and   Extraordinary,   Unusual   and
                Infrequently Occurring Events and Transactions,"
                have been met. Further, lease modifications with
                economic   effects  similar  to   sale-leaseback
                transactions must be accounted for in  the  same
                manner   as  sale-leaseback  transactions.   The
                provisions  of  SFAS  No.  145  related  to  the
                rescission  of  SFAS No. 4 shall be  applied  in
                fiscal  years beginning after May 15, 2002.  The
                provisions of SFAS No. 145 related to  Statement
                13 shall be effective for transactions occurring
                after  May  15,  2002,  with  early  application
                encouraged. The adoption of SFAS No. 145 did not
                have   a   material  impact  on  the   Company's
                consolidated financial position or results of operations.


/11/


                                 Heritage Scholastic Corporation


                                   Notes to Financial Statements


4. Recent           In  July 2002, the FASB issued Statement  of
   Accounting Financial Accounting Standards No. 146, Pronounceme "Accounting for Costs Associated with Exit or
   nts          Disposal  Activities"  ("SFAS  146").  SFAS  146
   Cont'd       requires  that a liability for costs  associated
                with  an exit or disposal activity be recognized
                and  measured initially at fair value only  when
                the liability is incurred. SFAS 146 is effective
                for   exit  or  disposal  activities  that   are
                initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a material impact on our operating results or financial position.


/12/


                            Heritage Scholastic Corporation


                              Notes to Financial Statements


5  Common
   Stock       to  the  Company's founders  at  $0.001  per
               share  for a note receivable that was repaid
               in   the  year  ended  June  30,  2002.   On
               September   29,  2000  the  Company   issued
               600,000 shares of common stock to a key officer of the Company at $0.003 per share for a note receivable that was repaid in the year ended June 30, 2002.

               On  September  14, 2001 the  Company  issued
               680,625 shares of common stock to various investors for cash of $0.04 per share.

               On  June 30, 2002 the Company issued 558,250
               shares   of   common  stock  in  a   Nevada-
               registered offering filed under Rule 504  of
               Regulation D of the Securities Act  of  1933
               to various investors for cash of $0.10 per share.

               Related  to  the shares issued on  June  30,
               2002 the Company issued 275,000 shares to  a
               stock  offering  consulting firm  and  5,000
               shares  to  an individual for work performed
               on  the  stock offering.  These shares  were
               valued at the stock-offering price of  $0.10
               per share, or $28,000. The shares issued to the consulting firm were in addition to cash fees under an agreement for various stock offering services.

               The    Company   incurred   a    total    of
               approximately   $43,000  in   direct   costs
               related to above common stock offering, inclusive of the shares issued for services issued at a fair value of $28,000.

               On  November  27,  2002 the  Company  issued
               50,000 shares of common stock to an investor for cash of $0.10 per share.

               On  February  8,  2003  the  Company  issued
               50,000 shares of common stock to an investor for cash of $0.10 per share.


/13/


Part I   Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     As of March 31, 2003, we have generated revenues of $3,300, representing two sales, both occurring in the 3rd quarter (January 1 - March 31). The Company expects revenue to grow in the 4th quarter as more sales contacts are made. Currently, the Company's CEO, Charles Parks is the sole salesperson and he is working on a part time basis between one and two days per week. Once sales increase to approximately $20,000 per month, the Company plans to hire a full time sales person. This is expected to occur in the first quarter of the next fiscal year based on current sales projections. Currently the company is selling books only in the Los Angeles area. This is expected to continue through the end of the current fiscal year. Plans are to expand into other markets once we have our first full time sales person.

     Expenses during the third quarter of this year were $7,400 compared with $19,900 for the same quarter last year. As was also the case then, approximately two-thirds of the expenses were legal and professional. These expenses were all related to the 10-sb filing for the SEC. The company is currently engaged in discussions and correspondence with the NASD to complete the company's listing on the bulletin board.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, we had approximately $60 in cash, $1,940 in receivables and $8,290 in books inventory. The rent expense continues to accrue as a payable due to an affiliate. During the third quarter, the Company raised an additional $10,000 in capital via private placement of stock to qualified private investors.

     We believe our total current assets of $10,280 as of March 31, 2003 plus projected cash flows will provide sufficient capital to implement our plan to place our textbooks throughout the targeted school districts. Our current monthly operating expense is less than $1,000, exclusive of management's salaries, which continued to be deferred until we have sufficient sales and cash flow to pay them.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  Accounting for Business Combinations

     In July 2001 the FASB issued Statements No. 141,
Business Combinations  (SFAS 141) and No. 142, Goodwill and
Other Intangible Assets (SFAS 142). These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life created by business combinations accounted for using the purchase method of accounting.
Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. We adopted the new standards on January 1, 2002; the adoption did not have an effect on our financial statements.


/14/


  Asset Retirement Obligations

     In July 2001 the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We adopted the new standard on January 1, 2002; the adoption did not have an effect on our financial statements.

  Impairment or Disposal of Long-Lived Assets

     In August 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. We adopted the new standard on January 1, 2002; the adoption did not have an effect on our financial statements.

RISKS AND UNCERTAINTIES

  Limited Operating History

     We have a limited operating history on which to base estimates for future performance and face all of the risks inherent in the educational textbook industry. These risks include, but are not limited to, market acceptance and penetration of our products, our ability to obtain a pool of qualified personnel, management of the costs of conducting operations, general economic conditions and factors that may be beyond our control. We cannot assure you that we will be successful in addressing these risks. Failure to successfully address these risks could have a material adverse effect on our operations.

  Need for Additional Financing

     We may need to obtain additional financing in the event that we are unable to realize sufficient revenue or collect accounts receivable when we emerge from the development stage. We may incur additional indebtedness from time to time to finance acquisitions, provide for working capital or capital expenditures or for other purposes. However, we currently anticipate that our expected operating cash flow and the funds raised from our offering of common stock will be sufficient to meet our operating expenses for at least the next 12 to 24 months.

     Furthermore, our ability to pay future cash dividends on our Common Stock, or to satisfy the redemption of future debt obligations that we may enter into will be primarily dependent upon the future financial and operating performance of our Company. Such performance is dependent upon financial, business and other general economic factors, many of which are beyond our control. If we are unable to generate sufficient cash flow to meet our future debt service obligations or provide adequate long-term liquidity, we will have to pursue one or more alternatives, such as reducing or delaying capital expenditures, refinancing debt, selling assets or operations, or raising additional equity capital. There can be no assurance that such alternatives could be accomplished on satisfactory terms, if at all, or in a timely manner.


/15/


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Technological change, continuing process development and a reduction in school district spending may affect the markets for our products. Our success will depend, in part, upon our continued ability to provide quality textbooks that meet changing customer needs, successfully anticipate or respond to technological changes in technological processes on a cost-effective and timely basis and enhance and expand our client base. Current competitors or new market entrants may provide products superior to ours that could adversely affect the competitive position of our Company. Any failure or delay in achieving our priorities for the next six to twelve months of operations as stated on page 12 could have a material adverse effect on our business, future results of operations and financial condition.


ITEM 4.  CONTROLS AND PROCEDURES

  Evaluation of disclosure controls and procedures

     The management of the Company, including the President and Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d- 14 (c) under the Securities Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of the evaluation date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including its consolidated subsidiaries, required to be filed in this quarterly report have been made known to them in a timely manner.

  Changes in internal controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recently completed evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/16/


Part II - Other Information

  Item 6. Exhibits


  Exhibit          Name and/or Identification of Exhibit
  Number
    3     Articles of Incorporation & By-Laws
             (a) Articles of Incorporation of the Company filed July 30, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
             (a) Amended Articles of Incorporation of the
             Company filed January 11, 2002. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
             (c) By-Laws of the Company adopted July 1, 2000. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.
   99.1 Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. SECTION 1350)


/17/


                         SIGNATURES



     In   accordance  with  Section  12  of  the  Securities
Exchange   Act   of   1934,  the  registrant   caused   this
registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



               Heritage Scholastic Corporation
                        (Registrant)


Date:  June 6, 2003
      -------------


By:  /s/ Charles Parks
     -----------------------------------
     Charles E. Parks, President and CEO



Date:  June 6, 2003
      -------------


By:  /s/ Randall Peterson
     --------------------------------------
     Randall L. Peterson, Treasurer and CFO


/18/


                        Attachment A
            Form of Certification for Form 10-QSB
                       CERTIFICATIONS

I, Charles E. Parks, President and CEO of Heritage
Scholastic Corp (the "registrant"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Heritage Scholastic Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


/19/


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: June 6, 2003
      ------------

/s/ Charles Parks
-----------------
Charles E. Parks
President/CEO


/20/


                        Attachment A
            Form of Certification for Form 10-QSB
                       CERTIFICATIONS

I, Randall L. Peterson, Treasurer and CFO of Heritage
Scholastic Corp (the "registrant"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Heritage Scholastic Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


/21/


     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: June 6, 2003
      ------------

/s/ Randall Peterson
--------------------
Randall L. Peterson
Treasurer/CFO


/22/