Form 10QSB
period 2002-12-31
HERITAGE SCHOLASTIC CORP
filed 2003-10-22
CIK 1172324

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2002.

[_]  Transition report under Section 13 or 15(d) of the Exchange Act For the
     transition period from                   to                    .
                            -----------------    ------------------

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

  Yes X   No ______
     ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value per share: 7,718,875 (as of December 31, 2002 and 7,918,875 as of September 30, 2003)
-----------------------------------------------------------------------------

Transition Small Business Disclosure Format (check one):

  Yes ______ No   X
                -----


/1/


                                Table of Contents

                            Heritage Scholastic Corp.

Part I      Financial Information

Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets - December 31, 2002 and 2001.

         Condensed statements of operations and comprehensive loss - Three and Six months ended December 31, 2002 and December 31, 2001, and period from inception to December 31, 2002.

         Condensed statements of cash flows - Three and Six months ended December 31, 2002 and December 31, 2001, and period from inception to December 31, 2002.

         Notes to the condensed financial statements

Item 2. Management's Discussion and analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures


Part II.    Other Information

Item 1.  Legal Proceedings

Item 2.  Change in Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


/2/


         Signatures

         Certifications


                PART I - FINANCIAL STATEMENTS

ITEM 1.FINANCIAL STATEMENTS


/3/


                                                Heritage Scholastic Corporation
                                                  (a Development Stage Company)

                                                                  Balance Sheet
                                                                    (unaudited)
===============================================================================
December 31,                                           2002           2001
-------------------------------------------------------------------------------
Assets

Current Assets
   Cash                                             $      205     $   13,716
   Inventory                                             8,286              -
   Deferred stock issuance costs                             -          7,000
-----------------------------------------------------------------------------

Total current assets                                     8,491         20,716

Capitalized Publishing Costs                            20,455          6,000
-----------------------------------------------------------------------------

                                                    $   28,946     $   26,716
=============================================================================

Liabilities and Stockholders' Equity (Deficit)

   Current Liabilities
   Accounts payable and accrued expenses            $   15,181     $        -
   Wages payable and related taxes                      15,859              -
   Advances- related party (Note 3)                     13,053              -
   Income taxes payable                                  1,600              -
-----------------------------------------------------------------------------

Total liabilities                                       45,693              -

Stockholders' Equity (Deficit)
   Preferred stock; $0.001 par value, 20,000,000 shares      -              -
     authorized and no shares issued and outstanding
   Common stock; $0.001 par value, 100,000,000 shares    7,669          6,781
     authorized 7,668,875 and 6,780,635 shares issued
     and outstanding
   Additional paid-in capital                           82,836         33,444
   Note receivable stockholders'                             -         (7,300)
   Deficit accumulated during the development stage   (107,252)        (6,209)
-----------------------------------------------------------------------------

Total stockholders' equity (deficit)                   (16,747)        26,716
-----------------------------------------------------------------------------

                                                    $   28,946     $   26,716
=============================================================================
   The accompanying notes are an integral part of these financial statements.


/4/


                                                Heritage Scholastic Corporation
                                                  (a Development Stage Company)

                                                       Statements of Operations
                                                                    (unaudited)

===============================================================================

                                                                         Period
                                                                           from
                      Three  Six Months        Three  Six Months      Inception
               Months ended       ended Months ended       ended (30-July-1999)
                31-Dec-2002 31-Dec-2002  31-Dec-2001 31-Dec-2001 to 31-Dec-2002
-------------------------------------------------------------------------------

Revenues        $        0           0   $        0   $       0    $        0


General and     $   39,051      79,477   $      509   $   6,209    $ (107,252)
administrative
expenses
-------------------------------------------------------------------------------


Net Loss        $  (39,051)    (79,477)  $     (509)  $  (6,209)   $ (107,252)
-------------------------------------------------------------------------------


Loss Per Share  $    (0.01)      (0.01)  $     0.00   $    0.00
of Common Stock
-------------------------------------------------------------------------------


Weighted         7,718,875   7,718,875    6,780,625   6,780,625
Average Shares
Outstanding
===============================================================================
     The accompanying notes are an integral part of these financial statements.


/5/


                                                Heritage Scholastic Corporation
                                                  (a Development Stage Company)

                                                       Statements of Cash Flows
                                                                    (unaudited)

===============================================================================

                                                                         Period
                                        Six Months   Six Months  from Inception
                                             ended        ended  (30-July-1999)

                                       31-Dec-2002  31-Dec-2001  to 31-Dec-2002
--------------------------------------------------  -----------  --------------

Cash Flows From Operating Activities
Net loss                               $   (79,477) $    (6,209) $    (107,252)

Adjustments to reconcile net loss to
net cash used in operating activities:
   Non-Cash stock based compensation         4,200        5,700          9,900
    expense
   Change in operating assets and
    liabilities:
      Accounts receivable                        0            0              0
      Inventory                             (8,286)           0         (8,286)
      Accounts payable and                   8,911            0         15,181
       accrued expenses
      Wages and related taxes payable        9,481            0         15,859
      Income taxes payable                       0            0          1,600
-------------------------------------------------------------------------------

Net cash used in operating activities      (65,171)        (509)       (72,998)
-------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Net change in advances-related party          0       (4,200)             0
   Increase in deferred stock                    0       (7,000)             0
    offering issuance
   Increase in capitalized                  (6,071)      (2,000)       (20,455)
    publishing costs
-------------------------------------------------------------------------------

Net cash provided by (used in)              (6,071)     (13,200)       (20,455)
 investing activities
-------------------------------------------------------------------------------

Cash Flows From Financing Activities
Net proceeds from issuance of common stock   5,000       27,224         80,605
Net change in advances-related party         9,798            0         13,053
-------------------------------------------------------------------------------

Net cash provided by financing activities   14,798       27,224         93,658
-------------------------------------------------------------------------------

Net increase (decrease) in cash            (56,444)      13,515            205
Cash at Beginning of Period                 56,649          201              0
-------------------------------------------------------------------------------

Cash at End of Period                  $       205  $    13,716  $         205
===============================================================================


/6/


                                           Heritage Scholastic Corporation
                                             (a Development Stage Company)

                                                  Statements of Cash Flows
                                                               (unaudited)

--------------------------------------------------------------------------
Noncash Investing and Financing Activities:

During the year ended June 30, 2001, the Company issued 6,100,000 common shares valued at $7,300 in exchange for notes receivable.
This amount was collected in 2002.

During the year ended June 30, 2002, the Company issued 280,000 common shares valued at $28,000 in exchange for services performed in a common stock offering.

During the six months ended December 31, 2001, the Company recorded non-cash stock based compensation expense of $3,150 for stock options issued to non-employees.

During the six months ended December 31, 2002, the Company recorded non-cash stock based compensation expense of $4,200 for stock options issued to non-employees.
==========================================================================
The accompanying notes are an integral part of these financial statements.


/7/


                                   Heritage Scholastic Corporation
                                     (a Development Stage Company)


                           Notes to Condensed Financial Statements

==================================================================

1. Basis of          The    accompanying    condensed    financial
   Presentation  statements  include  the  activity  of   Heritage
                 Scholastic Corporation ("the Company"), a  Nevada
                 corporation.  In  the opinion of management,  the
                 condensed financial statements reflect all normal
                 and  recurring  adjustments, which are  necessary
                 for   a   fair  presentation  of  the   Company's
                 financial  position, results  of  operations  and
                 cash  flows as of the dates and for the  periods,
                 presented.  The  condensed  financial  statements
                 have  been  prepared in accordance with generally
                 accepted   accounting  principles   for   interim
                 financial   information.    Consequently,   these
                 statements   do   not  include  all   disclosures
                 normally    required   by   generally    accepted
                 accounting  principles of the  United  States  of
                 America for annual financial statements nor those
                 normally made in an Annual Report on Form 10-KSB.
                 Accordingly,  reference should  be  made  to  the
                 Company's Amended Form 10-SB, for the year  ended
                 June  30,  2002, filed on January  29,  2003  the
                 Company  filed  with  the  U.S.  Securities   and
                 Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The results of operations for the periods ended
                 December 31, 2002 are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2003 or any future period, and the Company makes no representations related thereto.

                     The    accompanying    condensed    financial
                 statements as of December 31, 2002 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $37,202 as of December 31, 2002, and incurred a net loss for the six month period ended December 31, 2002 and period from inception to December 31, 2002 of $79,477 and $107,252, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During the period from inception to December 31, 2002, the Company raised net proceeds of approximately $91,000 through sales of common stock. Subsequent to March 2003, management intends to continue to raise additional financing through a combination of public and/or private equity placements, commercial project financing and government program funding to fund future operations and commitments. There is no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

                     The    accompanying    condensed    financial
                 statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


/8/


                                   Heritage Scholastic Corporation
                                     (a Development Stage Company)


                           Notes to Condensed Financial Statements

==================================================================

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

2. Significant       These  condensed financial statements do  not
   Accounting include the complete list of significant Policies accounting policies, reference should be made to the Company's Amended Form 10-SB filed on January
                 29, 2003 for a more complete description of the relevant accounting policies.

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

                     As  of  December 31, 2002 a current  deferred
                 tax asset of approximately $43,000 had been recognized for the temporary differences related to net operating losses carried forward. A valuation allowance of approximately $43,000 has been recorded to fully offset the deferred tax asset as it is not more likely than not that the assets will be utilized. The Federal net operating losses of approximately $107,000 expire in 2022 and the state net operating losses of approximately $107,000 expire in 2011, unless previously utilized.

                     California  law  imposes a franchise  tax  of
                 1.5% of taxable income on companies doing business in the state with a certain minimum amounts per year.


/9/


                                   Heritage Scholastic Corporation
                                     (a Development Stage Company)


                           Notes to Condensed Financial Statements

==================================================================

3. Advances           Heritage  Media  Corporation's  (HMC)   sole
   with           shareholders  are Charles and Lori  Parks.   The
   a Related      Parks'  are  also shareholders in  the  Company.
   Party          The  Company  also  shares officers,  directors,
                  facilities,  and  other various  resources  with
                  HMC.   From time to time the Company and  a  HMC
                  advance  money to cover common expenses  related
                  to  graphic design and other operating expenses.
                  The advances are due on demand and bear interest
                  at  6% per annum.  During the three month period
                  ended  September 30, 2002, the Company paid  the
                  $3,255  due  to HMC from June 30, 2002.   As  of
                  December 31, 2002, the Company had net advances from HMC of $13,053.

4. Recent             In  April  2002,  the  Financial  Accounting
   Accounting Standards Board ("FASB") issued Statement of Pronouncements Financial Accounting Standards ("SFAS") No. 145,
                  "Rescission of FASB Statements No.  4,  44,  and
                  64,  Amendment  of FASB Statement  No.  13,  and
                  Technical  Corrections." SFAS No.  145  rescinds
                  SFAS  No.  4,  "Reporting Gains and Losses  from
                  Extinguishment  of Debt," and  an  amendment  of
                  that  SFAS, SFAS No. 64, "Extinguishment of Debt
                  Made to Satisfy Sinking-Fund Requirements." SFAS
                  No.  145  also rescinds SFAS No. 44, "Accounting
                  for   Intangible  Assets  of  Motor   Carriers."
                  Further,  SFAS  No.  145  amends  SFAS  No.  13,
                  "Accounting   for  Leases,"  to   eliminate   an
                  inconsistency  between the  required  accounting
                  for   sale-  leaseback  transactions   and   the
                  required    accounting   for    certain    lease
                  modifications  that have economic  effects  that
                  are similar to sale-leaseback transactions. SFAS
                  No. 145 also amends other existing authoritative
                  pronouncements   to   make   various   technical
                  corrections,  clarify  meanings,  or   described
                  their  applicability  under changed  conditions.
                  This  pronouncement requires  gains  and  losses
                  from extinguishment of debt to be classified  as
                  an  extraordinary item only if the  criteria  in
                  Accounting  Principles  Board  Opinion  No.  30,
                  "Reporting  the Results of Operations--Reporting
                  the  Effects  of  Disposal of  a  Segment  of  a
                  Business,   and   Extraordinary,   Unusual   and
                  Infrequently Occurring Events and Transactions,"
                  have been met. Further, lease modifications with
                  economic   effects  similar  to   sale-leaseback
                  transactions must be accounted for in  the  same
                  manner   as  sale-leaseback  transactions.   The
                  provisions  of  SFAS  No.  145  related  to  the
                  rescission  of  SFAS No. 4 shall be  applied  in
                  fiscal  years beginning after May 15, 2002.  The
                  provisions of SFAS No. 145 related to  Statement
                  13 shall be effective for transactions occurring
                  after  May  15,  2002,  with  early  application
                  encouraged. The adoption of SFAS No. 145 did not
                  have   a   material  impact  on  the   Company's
                  financial position or results of operations.


/10/


                                   Heritage Scholastic Corporation
                                     (a Development Stage Company)


                           Notes to Condensed Financial Statements

==================================================================

4. Recent             In  July 2002, the FASB issued Statement  of
   Accounting Financial Accounting Standards No. 146, Pronouncements "Accounting for Costs Associated with Exit or
   Cont'd         Disposal  Activities"  ("SFAS  146").  SFAS  146
                  requires  that a liability for costs  associated
                  with  an exit or disposal activity be recognized
                  and  measured initially at fair value only  when
                  the liability is incurred. SFAS 146 is effective
                  for   exit  or  disposal  activities  that   are
                  initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a material impact on our operating results or financial position.

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management is evaluating the adoption of this statement.

                  In November 2002 the Financial Accounting
                  Standards Board (FASB) issued FASB
                  Interpretation (FIN) No. 45, "Guarantor's
                  Accounting and Disclosure Requirements for
                  Guarantees, Including Indirect Guarantees of
                  Indebtedness of Others." FIN No. 45 elaborates on previously existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. FIN No. 45 also requires expanded disclosures regarding product warranty expense. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Statement is not expected to have a material effect on the financial statements.


                       In January 2003 the FASB issued FASB
                  Interpretation (FIN) No. 46, "Consolidation of
                  Variable Interest Entities, an interpretation of ARB No. 51." This interpretation provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as "variable interest entities" (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose


/11/


                  equity investment at risk
                  is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This interpretation is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of the interpretation must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Certain disclosures are effective immediately. The adoption of this Statement is not expected to have a material effect on the financial statements.

                       In April 2003 the Financial Accounting
                  Standards Board (FASB) issued Statement of
                  Financial Accounting Standard (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement is not expected to have a material effect on the consolidated financial statements.

                       In May 2003 the Financial Accounting
                  Standards Board (FASB) issued Statement of
                  Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a material effect on the financial statements.


/12/


                                   Heritage Scholastic Corporation
                                     (a Development Stage Company)


                           Notes to Condensed Financial Statements

==================================================================

5  Common
   Stock         On July 1, 2000 the Company issued 5,500,000
                 of the common stock to the Company's
                 founders at $0.001   per share for a note
                 receivable that was repaid in the year ended
                 June 30, 2002.


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


                 Related to the shares issued on June 30,
                 2002 the Company issued  275,000 shares to a
                 stock offering consulting firm and 5,000
                 shares to   an individual for work performed
                 on the stock offering.   These   shares
                 were   valued at the   stock-offering
                 price of   $0.10 per   share, or   $28,000.
                 The   shares issued to   the   consulting
                 firm were in   addition to   cash   fees
                 under an agreement for various stock
                 offering services (see Note (9).



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


/13/


Part I   Item 2.
Management's Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

     As of December 31, 2002, we have not generated any revenue. Currently, the Company's CEO, Charles Parks is the sole salesperson and he is working on a part time basis between one and two days per week. Once sales increase to approximately $20,000 per month, the Company plans to hire a full time sales person. This is expected to occur in the first quarter of the next fiscal year based on current sales projections. Currently we are selling books only in the Los Angeles area. This is expected to continue through the end of the current fiscal year. Plans are to expand into other markets once we have our first full time sales person.

     Expenses during the first six months of this year were $79,477 compared with $3,534 for the same period last year. As was also the case then, approximately two-thirds of the expenses were legal and professional. These expenses were all related to the 10-SB filing for the SEC. We are currently engaged in discussions and correspondence with the NASD to complete the company's listing on the bulletin board.

LIQUIDITY AND CAPITAL RESOURCES


     The accompanying condensed financial statements as of December 31, 2002 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $37,202 as of December 31, 2002, and incurred a net loss for the six month period ended December 31, 2002 and period from inception to December 31, 2002 of $79,477 and $107,252, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     As of December 31, 2002, we had $205 in cash and $8,286 in books inventory. The rent expense continues to accrue as a payable due to an affiliate. During the second quarter, the Company raised an additional $5,000 in capital via private placement of stock to a qualified private investor.

     We believe our total current assets of $8,491 as of December 31, 2002, plus projected cash flows, will provide sufficient capital to implement our plan to place our textbooks throughout the targeted school districts. Our current monthly operating expense is less than $1,000, exclusive of management's salaries, which continued to be deferred until we have sufficient sales and cash flow to pay them.

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

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that SFAS, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." Further, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or described their applicability under changed conditions. This pronouncement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 was applicable in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to Statement 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material impact on our financial position or results of operations for the year ended December 31, 2002.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS 146 to have a material impact on our operating results or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management is evaluating the adoption of this statement.

In November 2002 the Financial Accounting Standards Board
(FASB) issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees,
Including Indirect Guarantees of Indebtedness of Others."
FIN No. 45 elaborates on previously existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that


/15/


information in its financial statements.
The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. FIN No. 45 also requires expanded disclosures regarding product warranty expense. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Statement is not expected to have a material effect on the financial statements.


     In January 2003 the FASB issued FASB Interpretation
(FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as "variable interest entities" (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) where the equity investors (if any) do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, this interpretation requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. This interpretation is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of the interpretation must be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. Certain disclosures are effective immediately. The adoption of this Statement is not expected to have a material effect on the financial statements.

     In April 2003 the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard
(SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement is not expected to have a material effect on the financial statements.

     In May 2003 the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a material effect on the financial statements.


/16/


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

  Need for Additional Financing

     We may need to obtain additional financing in the event that we are unable to realize sufficient revenue or collect accounts receivable when we emerge from the development stage. We may incur additional indebtedness from time to time to finance acquisitions, provide for working capital or capital expenditures or for other purposes. However, we currently anticipate that our expected operating cash flow and the funds raised from our offering of common stock (as described in Part II, Item 4. Recent Sale of Unregistered Securities) will be sufficient to meet our operating expenses for at least the next 12 to 24 months.

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


/17/


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


ITEM 4.  CONTROLS AND PROCEDURES

  Evaluation of disclosure controls and procedures

     The management of the Company, including the President and Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d- 14 (c).under the Securities Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of the evaluation date, the Company's disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including its consolidated subsidiaries, required to be filed in this quarterly report have been made known to them in a timely manner.

  Changes in internal controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recently completed evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/18/


               HERITAGE SCHOLASTIC CORPORATION

                 PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company was not involved in any litigation or legal proceedings during the six months ended December 31, 2002.


/19/


                         SIGNATURES



     In   accordance  with  Section  12  of  the  Securities
Exchange   Act   of   1934,  the  registrant   caused   this
registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



               Heritage Scholastic Corporation
------------------------------------------------------------
                        (Registrant)


Date: October 7, 2003
      ---------------


By: /s/ Charles E. Parks
    --------------------
    Charles E. Parks, President and CEO





Date: October 7, 2003
      ---------------


By: /s/ Randall L. Peterson
    -----------------------
    Randall L. Peterson, Treasurer and CFO


/20/