Form 10QSB/A
period 2003-03-31
HERITAGE SCHOLASTIC CORP
filed 2003-10-22
CIK 1172324

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                             FORM 10-QSB/A

(Mark One)


[X]  Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the quarterly period ended March 31, 2003.

[_]  Transition report under Section 13 or 15(d) of the Exchange Act For
     the transition period from                  to
                                ----------------    ------------------

                   Commission file number: 000-49998

                    Heritage Scholastic Corporation
------------------------------------------------------------------------
        (Exact Name of Registrant as Specified in its Charter)

            Nevada                                 88-0502934
--------------------------------             --------------------
     (State of Incorporation)                  (I.R.S. Employer
                                              Identification No.)

            1954 Kellogg Avenue, Carlsbad, California 92008
     ------------------------------------------------------------
               (Address of Principal Executive Offices)

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

  Yes  X   No
      ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $0.001 par value per share: 7,718,875 (as of
March 31, 2003 and 7,918,875 as of September 30, 2003)
------------------------------------------------------------

Transition Small Business Disclosure Format (check one):

  Yes      No  X
      ---     ---


/1/


                                Table of Contents

                             Heritage Scholastic Corp.


Part I   Financial Information

Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets - March 31, 2003 and 2002.

         Condensed consolidated statements of operations and comprehensive loss - Three and Nine months ended March 31, 2003 and March 31, 2002, and period from inception to March 31, 2003.

         Condensed consolidated statements of cash flows - Three and Nine months ended March 31, 2003 and March 31, 2002, and period from inception to March 31, 2003.

         Notes to condensed consolidated financial statements

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

         Certifications


/2/


                PART I - FINANCIAL STATEMENTS


ITEM 1.FINANCIAL STATEMENTS
                                               Heritage Scholastic Corporation
                                                 (a Development Stage Company)

                                         Condensed Consolidated Balance Sheets

                                                                   (unaudited)
==============================================================================
March 31,                                                 2003          2002
------------------------------------------------------------------------------

Assets

Current Assets
 Cash                                                   $    56      $    841
 Accounts receivable                                      1,940             0
 Inventory                                                8,286             0
 Advances - related party                                     0             0
------------------------------------------------------------------------------

Total current assets                                     10,282           841


 Capitalized book expenses                               17,898        13,769
  Deferred Stock Offering Issuance Costs                      0         7,000
------------------------------------------------------------------------------
                                                         17,898        20,769
------------------------------------------------------------------------------

Total assets                                           $ 28,180      $ 21,610
==============================================================================

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
 Accounts payable and accrued expenses                 $ 32,190      $ 14,767
 Wages payable and related taxes                         22,986             0
 Loan from shareholder                                      300             0
 Income taxes payable                                       800             0
------------------------------------------------------------------------------

Total liabilities                                      $ 56,276      $ 14,767


/3/


Stockholders' Equity (Deficit)
 Preferred stock; $0.001 par value, 20,000,000 shares
  authorized and no shares issued and outstanding             0             0
 Common stock; $0.001 par value, 100,000,000 shares
  authorized and 7,918,875 and 6,780,635 shares issued
  and outstanding                                         7,919         6,781
 Additional paid-in capital                             110,486        33,444
 Note receivable stockholders                                 0        (7,300)
 Deficit accumulated in the development stage          (146,501)      (26,082)
------------------------------------------------------------------------------

Total stockholders' equity (deficit)                   $(28,096)     $  6,843
------------------------------------------------------------------------------

Total liabilities and stockholders' equity (deficit)   $ 28,180      $ 21,610
==============================================================================
             The accompanying notes are an integral part of these consolidated financial statements.


/4/


                                               Heritage Scholastic Corporation
                                                 (a Development Stage Company)

                               Condensed Consolidated Statements of Operations
                                                                   (unaudited)
==============================================================================
                                                                        Period
                        Three       Nine     Three       Nine             from
                       Months     Months    Months     Months        Inception
                        ended      ended     ended      ended   (30-July-1999)
                      31-Mar-    31-Mar-   31-Mar-    31-Mar-       to 31-Mar-
                         2003       2003      2002       2002             2003
------------------------------------------------------------------------------

Revenues            $    3,300  $   3,300  $      0   $       0    $    3,300

Cost of Sales            2,557      2,557         0           0         2,557
------------------------------------------------------------------------------

Gross Profit               743        743         0           0           743

General and
administrative
expenses                39,992    119,469    19,749      25,958       127,244
------------------------------------------------------------------------------


Net Loss            $  (39,249) $(118,726) $(19,749)  $ (25,958)   $ (126,501)
------------------------------------------------------------------------------

Loss Per Share of
Common Stock        $    (0.01) $   (0.01) $  (0.00)  $   (0.00)
------------------------------------------------------------------------------

Weighted Average
Shares Outstanding   7,793,875  7,668,875 6,780,625   6,780,625
==============================================================================
             The accompanying notes are an integral part of these consolidated financial statements.


/5/


                                               Heritage Scholastic Corporation
                                                 (a Development Stage Company)

                               Condensed Consolidated Statements of Cash Flows
                                                                   (unaudited)
==============================================================================
                                                                 Period Ended
                                             Nine       Nine        31-Mar-03
                                           Months     Months   from Inception
                                            ended      ended   (30-July-1999)
                                        31-Mar-03  31-Mar-02   to 31-Mar-2003
------------------------------------------------------------------------------

Cash Flows From Operating Activities

Net loss                                 (118,726)   (25,958)        (146,501)

Adjustments to reconcile net loss to
 net cash used in operating activities:

   Non-Cashed based compensation expense    7,100      5,700           12,800

   Change in operating assets
    and liabilities:

      Accounts receivable                  (1,940)         0           (1,940)

      Inventory                            (8,286)         0           (8,286)

      Accounts payable and accrued
        expenses                           25,918      7,342           32,190

      Wages and related taxes payable      16,610          0           22,986

      Income taxes payable                   (800)         0              800
------------------------------------------------------------------------------

Net cash used in operating activities     (80,124)   (12,916)         (87,951)
------------------------------------------------------------------------------


Cash Flows From Investing Activities

   Net change in advances-related party    (2,955)     3,100          (13,053)

   Increase in deferred stock
    offering issuance                           0     (7,000)               0

   Increase in capitalized
    publishing costs                       (3,514)    (9,769)         (17,898)
------------------------------------------------------------------------------

Net cash provided by (used in)             (6,469)   (13,669)         (30,951)
 investing activities
------------------------------------------------------------------------------

Cash Flows From Financing Activities

Net proceeds from issuance of common stock 30,000     27,225          105,605

Net change in advances-related party            0          0           13,353
------------------------------------------------------------------------------


/6/


Net cash provided by (used in)             30,000     27,225          118,958
 financing activities
------------------------------------------------------------------------------

Net increase (decrease) in cash           (56,593)       640               56

Cash at Beginning of Period                56,649        201                0
------------------------------------------------------------------------------

Cash at End of Period                          56        841               56
==============================================================================


--------------------------------------------------------
Noncash Investing and Financing Activities:

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

On March 30, 2003, the Company issued 200,000 shares of
common stock for services performed worth $20,000.
========================================================
             The accompanying notes are an integral part of these consolidated financial statements.


/7/


                                   Heritage Scholastic Corporation
                                     (a Development Stage Company)


          Notes to the Condensed Consolidated Financial Statements

==================================================================

1. Basis of          The   accompanying   condensed   consolidated
   Presentation  financial   statements  of  Heritage   Scholastic
                 Corporation    ("the    Company"),    a    Nevada
                 corporation.   In the opinion of management,  the
                 condensed financial statements reflect all normal
                 and  recurring  adjustments, which are  necessary
                 for   a   fair  presentation  of  the   Company's
                 financial  position, results  of  operations  and
                 cash  flows as of the dates and for the  periods,
                 presented.  The condensed consolidated  financial
                 statements have been prepared in accordance  with
                 generally  accepted  accounting  principles   for
                 interim   financial  information.   Consequently,
                 these  statements do not include all  disclosures
                 normally    required   by   generally    accepted
                 accounting  principles of the  United  States  of
                 America for annual financial statements nor those
                 normally made in an Annual Report on Form 10-KSB.
                 Accordingly,  reference should  be  made  to  the
                 Company's Amended Form 10-SB, for the year  ended
                 June  30,  2002, filed on January 29, 2003,  with
                 the  U.S. Securities and Exchange Commission  for
                 additional  disclosures, including a  summary  of
                 the Company's accounting policies, which have not
                 materially changed. The results of operations for
                 the   periods  ended  March  31,  2003  are   not
                 necessarily indicative of results that may be expected for the fiscal year ending June 30, 2003 or any future period, and the Company makes no representations related thereto.

                     The   accompanying   condensed   consolidated
                 financial statements as of March 31, 2003 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $45,994 as of March 31, 2003, and incurred a net loss for the nine month period ended March 31, 2003 and period from inception to March 31, 2003 of $118,726 and
                 $146,501, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Even though we generated a small amount of revenue in the quarter ended March 31, 2003, we continue to be a development stage company as our primary focus is raising capital and attracting business. During the period from inception to March 31, 2003, management raised net proceeds of approximately $96,000 through sales of common stock. Subsequent to March 2003, management intends to continue to raise additional financing through a combination of public and/or private equity placements, commercial project financing and government program funding to fund future operations and commitments. There is no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

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


/8/


                                   Heritage Scholastic Corporation
                                     (a Development Stage Company)


              Notes to Condensed Consolidated Financial Statements

==================================================================

1. Basis of          The  preparation  of  condensed  consolidated
   Presentation  financial statements in conformity with generally
   Cont'd accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the results of operations during the reporting period. Actual results could differ materially from those estimates.

2. Significant       These    condensed   consolidated   financial
   Accounting statements do not include the complete list of Policies significant accounting policies, reference should be made to the Company's Amended Form 10-SB filed
                 on   January   29,  2003  for  a  more   complete
                 description of  the relevant accounting policies.

                     These    condensed   consolidated   financial
                 statements include the accounts of its wholly owned subsidiary, Books for Kids, Inc. (a Nevada Corporation). Books for Kids, Inc. was incorporated on February 21, 2003. All material intercompany transactions have been eliminated in consolidation.

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

                     As  of March 31, 2003 a current deferred  tax
                 asset of approximately $53,000 had been recognized for the temporary differences related to net operating losses carried forward. A valuation allowance of approximately $53,000 has been recorded to fully offset the deferred tax asset as it is not more likely than not that the assets will be utilized. The Federal net operating losses of approximately $147,000 expire in 2022 and the state net operating losses of approximately $147,000 expire in 2011, unless previously utilized.

                     California  law  imposes a franchise  tax  of
                 1.5% of taxable income on companies doing business in the state with a certain minimum amounts per year.


/9/


                                   Heritage Scholastic Corporation
                                     (a Development Stage Company)


              Notes to Condensed Consolidated Financial Statements

==================================================================

3. Advances           Heritage  Media  Corporation's  (HMC)   sole
   with           shareholders  are Charles and Lori  Parks.   The
   a Related      Parks'  are  also shareholders in  the  Company.
   Party          The  Company  also  shares officers,  directors,
                  facilities,  and  other various  resources  with
                  HMC.   From time to time the Company and  a  HMC
                  advance  money to cover common expenses  related
                  to  graphic design and other operating expenses.
                  The advances are due on demand and bear interest
                  at  6%  per  annum.   There was  no  outstanding
                  advances at March 31, 2003.

4. Recent             In  April  2002,  the  Financial  Accounting
   Accounting Standards Board ("FASB") issued Statement of Pronounce- Financial Accounting Standards ("SFAS") No. 145,
   ments          "Rescission of FASB Statements No.  4,  44,  and
                  64,  Amendment  of FASB Statement  No.  13,  and
                  Technical  Corrections." SFAS No.  145  rescinds
                  SFAS  No.  4,  "Reporting Gains and Losses  from
                  Extinguishment  of Debt," and  an  amendment  of
                  that  SFAS, SFAS No. 64, "Extinguishment of Debt
                  Made to Satisfy Sinking-Fund Requirements." SFAS
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


              Notes to Condensed Consolidated Financial Statements

==================================================================

4. Recent             In  July 2002, the FASB issued Statement  of
   Accounting Financial Accounting Standards No. 146, Pronounce- "Accounting for Costs Associated with Exit or
   ments          Disposal  Activities"  ("SFAS  146").  SFAS  146
   Cont'd         requires  that a liability for costs  associated
                  with  an exit or disposal activity be recognized
                  and  measured initially at fair value only  when
                  the liability is incurred. SFAS 146 is effective
                  for   exit  or  disposal  activities  that   are
                  initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a material impact on our operating results or financial position.

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


/11/


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


/12/


                                   Heritage Scholastic Corporation
                                     (a Development Stage Company)


              Notes to Condensed Consolidated Financial Statements

==================================================================

5. Common
   Stock            On  July  1, 2000 the Company issued 5,500,000
                 shares of common stock to the Company's founders at $0.001 per share for a note receivable that was repaid in the year ended June 30, 2002.

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

                    On  June  30, 2002 the Company issued  558,250
                 shares of common stock in a Nevada-registered offering filed under Rule 504 of Regulation D of the Securities Act of 1933 to various investors for cash of $0.10 per share.


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

                    On  March 30, 2003 the Company issued  200,000
                 for services performed with a fair value of $20,000.


/13/


Part I   Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

     As of March 31, 2003, we have generated revenues of $3,300, representing two sales, both occurring in the 3rd quarter (January 1 - March 31). The Company expects revenue to grow in the 4th quarter as more sales contacts are made. Gross profit during this period was $743 after the amortization of the capitalized book expenses of $2,557. This accounts for all of our cost of goods sold for the period. Even though we generated a small amount of revenue in the quarter ended March 31, 2003, we continue to be a development stage company as our primary focus is raising capital and attracting business. Currently, the Company's CEO, Charles Parks is the sole salesperson and he is working on a part time basis between one and two days per week.
Once sales increase to approximately $20,000 per month, the Company plans to hire a full time sales person. This is expected to occur in the first quarter of the next fiscal year based on current sales projections. Currently the company is selling books only in the Los Angeles area. This is expected to continue through the end of the current fiscal year. Plans are to expand into other markets once we have our first full time sales person.

     Expenses during the third quarter of this year were $7,400 compared with $19,900 for the same quarter last year. As was also the case then, approximately two-thirds of the expenses were legal and professional. These expenses were all related to the 10 SB filing for the SEC. The company is currently engaged in discussions and correspondence with the NASD to complete the company's listing on the bulletin board.

     Even though we generated a small amount of revenue in the quarter ended March 31, 2003, we continue to be a development stage company as our primary focus is raising capital and attracting business.

LIQUIDITY AND CAPITAL RESOURCES

     The accompanying condensed consolidated financial statements as of March 31, 2003 have been prepared assuming the Company will continue as a going concern. However, the Company had a working capital deficit of $45,994 as of March 31, 2003, and incurred a net loss for the nine month period ended March 31, 2003 and period from inception to March 31, 2003 of $118,726 and $146,501, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     As of March 31, 2003, we had $60 in cash, $1,940 in receivables and $8,286 in books inventory. The rent expense continues to accrue as a payable due to an affiliate.
During the third quarter, the Company raised an additional
$5,000 in capital via private placement of stock to qualified private investors.

     We believe our total current assets of $10,282 as of March 31, 2003, plus projected cash flows, will provide sufficient capital to implement our plan to place our textbooks throughout the targeted school districts. Our current monthly operating expense is less than $1,000, exclusive of management's salaries, which continued to be deferred until we have sufficient sales and cash flow to pay them.


/14/


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


/15/


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


/16/


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


/17/


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


/18/


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


/19/


               HERITAGE SCHOLASTIC CORPORATION

                 PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company was not involved in any litigation or legal proceedings during the nine months ended March 31, 2003.


/20/


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



Date: October 17, 2003
      ----------------


By: /s/ Charles E. Parks
    --------------------
    Charles E. Parks, President and CEO





Date: October 17, 2003
      ----------------


By: /s/ Randall L. Peterson
    -----------------------
    Randall L. Peterson, Treasurer and CFO


/20/