Form 10KSB
period 2003-06-30
HERITAGE SCHOLASTIC CORP
filed 2003-10-22
CIK 1172324

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549



                               FORM 10-KSB

     [X]   Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

           For the Fiscal Year Ended June 30, 2003

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Transition Period from _________to__________

                      Commission File Number 0-49998


                     Heritage Scholastic Corporation
-----------------------------------------------------------------------
             (Name of Small Business Issuers in its charter)


                Nevada                             33-0675154
                ------                             ----------
   (State of other jurisdiction of               I.R.S. Employer
    incorporation or organization)            Identification Number



 1954 Kellogg Avenue, Carlsbad, California           92008
 -----------------------------------------           -----
 (Address of principal executive offices)          (zip code)


Issuer's telephone number: (760) 634-3000


Securities Registered Pursuant to Section 12(b) of the Act: None


      Title of Each Class           Name on each exchange on which
      To be so registered           Each class is to be registered


-----------------------------------------------------------------------


-----------------------------------------------------------------------

State issuer's revenues for its most recent fiscal year: $8,400

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 7,918,875 issued and outstanding as of June 30, 2003 and October 17, 2003.


/1/


                                TABLE OF CONTENTS

                                                                            Page

Part I                                                                        3

 Item  1.  Description of Business                                            3

 Item  2.  Description of Property                                           10

 Item  3.  Legal Proceedings                                                 10

 Item  4.  Submission of Matters to a Vote of Security Holders               10

 Item  5.  Market Price of and Dividends on the Registrant's                 11
           Common Equity and Related Stockholder Matters

Part II                                                                      15

 Item  6.  Management's Discussion and Analysis or Plan of Operation         15

 Item  7.  Financial Statements                                              20

 Item  8.  Changes in and Disagreements with Accountants on                  20
           Accounting and Financial Disclosure

Part III                                                                     21

 Item  9.  Directors and Executive Officers, Promoters and Control           21
           Persons; Compliance with Section 16(a) of the Exchange Act

 Item 10.  Executive Compensation                                            22

 Item 11.  Security Ownership of Certain Beneficial Owners and               22
           Management and Related Stockholder Matters

 Item 12.  Certain Relationships and Related Transactions                    23

 Item 13.  Exhibits and Reports on Form 8-K                                  24

 Item 14.  Controls and Procedures                                           24

           Signatures                                                        25

           Consolidated Financial Statements                                 26


/2/


                   Forward Looking Statements

     Some of the statements contained in this Form 10-KSB are not historical facts but rather "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative of such terms or other variations, or by discussions of strategy that involves risks and uncertainties. Caution should be exercised in regard to these forward-looking statements. Such statements contained herein reflect our current beliefs with respect to future events. These beliefs involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee and general business factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results. Actual results may differ materially as a result of the above-mentioned risks, and from assumptions made based on anticipated events. Factors that may cause actual results in our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

     1. Our ability to maintain, attract and integrate internal management, technical information and management information systems;
     2.  Our ability to generate customer demand for our products;
     3.  The intensity of competition; and
     4.  General economic conditions.

                             Part I

Item 1.     Description of Business

A.   Business Development and Summary

     We were incorporated as a Nevada Corporation on July 30, 1999. Our principal business objective is to secure a leading position in the supplemental educational materials market. We plan to publish and distribute supplemental history textbooks for grades K through 12. Our supplemental textbooks are unique in that each book focuses on the history of the city in which it is distributed. We will use corporate sponsorship to fund the publishing and distribution costs of our textbooks. As an incentive for covering these costs, each sponsor's name will be placed in the front of each textbook. The completed textbooks will then be donated to school districts.

     The prototype of our first supplemental textbook, which is targeted at 3rd graders, was completed in July of 2001. It was sent to the Los Angeles Unified School District for review. In the second quarter of 2001 we began negotiations with several school districts, including Los Angeles, San Diego, Chicago and New York. Each district has indicated an interest in receiving our supplemental educational materials subject to acceptance by their respective review committees. Once the approvals are in hand, we intend to approach businesses, philanthropic organizations, and other interested parties in the respective cities to sponsor the placement of our textbooks in the schools.


/3/


     We received in September 2002 the initial run of 1,500 copies of our Los Angeles prototype textbook. This book will be used in negotiations with other cities as well. We expect these negotiations to proceed to a conclusion over the next several months. We expect to have our first supplemental textbook in the classrooms of the 77,000 third-grade students in the Los Angeles Unified School District within the next twelve months. We received the final approval from the Los Angeles Unified School District for adoption as a supplemental text in the quarter ended March 31, 2003. Though June 30, 2003, Heritage Scholastic has received orders for 1,653 of our supplemental textbooks.

     In addition, we plan to provide testing and customizable teaching aids via www.heritagescholastic.com, our Internet Web site that will be worked on next year, which is currently under development, which will allow us to provide promotional links to the sponsoring corporations. We are currently soliciting comments from teachers that will provide us guidance on how to best develop our Web site, and have it operational on a very limited test basis. We have not planned for any further development until 2004. While the Company's main source of revenue is the textbooks themselves, which will be sponsored by sponsoring companies, we plan to sell the teachers' reference texts directly to the school districts and the individual teachers. They will have the option of purchasing a print version or an online version of the text. It is, however, possible that organizations may decide in the future to sponsor these teaching aids as well.


B.   Business of Issuer

 (1)  Principal Products and Principal Markets

     We expect that most of our printed products will be printed by third party printers.

     We expect that both the paper and the ink utilized by our publication will be provided by the printers of our publication and included in the cost of print production. Both paper and ink are commodity products that are affected by demand, capacity and economic conditions. We expect that adequate sources of supply will be available to fulfill our future requirements.

     We expect that our own staff will edit the manuscripts of the authors of the books we publish. We plan to utilize freelance resources when workload exceeds in-house capacity. We expect to utilize outside experts when necessary to ensure technical accuracy of content and compatibility with final published software. We plan to employ state-of-the-art desktop publishing technology to graphically design book content, create graphics and prepare the typographic layout for the book. We anticipate that final electronic files for all text and cover material to be delivered to printers for reproduction via direct line and Internet connection.

     We expect that our target markets will vary depending on each specific product line. Principal customers of our textbooks include teachers, school and school district-level administrators, librarians, other educational professionals and parents.

 (2)  Distribution methods for our products

     Our objective is to become a leading publisher of supplemental education materials for the United States education system. This market has experienced strong growth in recent years. We believe that the use of supplemental education materials will continue to increase as more schools are being built and additional teachers are being hired to handle the increasing student population.

     We seek to establish Heritage Scholastic as the leading brand for supplemental education materials in the kindergarten through twelfth grade education market segment. To achieve this objective, we plan to market our products through targeted advertising, public relations and other marketing activities designed to promote Heritage Scholastic as a national brand within the education industry.


/4/


     Our initial target markets include Los Angeles, San Diego,
Chicago, New York and Boston. It is our objective to expand into 3-5 additional markets by the end of the third year.

     Corporate sponsors will be solicited to purchase the textbooks, which Heritage Scholastic will then provide to the school districts for distribution to the classrooms. Sponsors will receive acknowledgement of their scholastic support either on the cover or in the front of the textbook. Based on our review of comparable textbooks, we anticipate setting the sponsor's price at between $10 and $18 per textbook, which equates to 40-70 percent of the estimated retail price.

     The renaming of numerous public sports facilities such as Bank One Ballpark in Phoenix and Qualcomm Stadium in San Diego, and the renaming of major sporting events such as the Fed Ex Orange Bowl and the Tostitos Fiesta Bowl indicates that large companies are willing to allocate millions of dollars annually to advance their corporate image or enhance their brand name recognition and are often seeking additional platforms to build public loyalty to their products. We expect companies to eagerly embrace the concept of allocating funds to provide a heightened corporate image to the students and parents of students who use their products. Cost to sponsor can be tailored to their budget by offering sponsorships of larger or smaller school districts, or regions.

     Classic advertising theory holds that the most opportune time to advertise is when the economy is weak. Although, all companies may not adhere to this theory, we believe that sufficient numbers of businesses and philanthropic organizations will continue to invest capital in a recovering economy. In addition, we believe the emphasis on education as exemplified by the most recent Presidential election makes our textbooks a particularly attractive alternative to mainstream advertising methods.

   Establish our name

     We cannot guarantee that we will be able to successfully market and distribute our services, and the failure to do so could have an adverse effect on our operations. We believe that building awareness of Heritage Scholastic's educational materials is important in establishing and expanding our customer base. We currently have a Web site operational on a very limited test basis. We will also use traditional media, as our revenues permit, to attract new customers. When we resume working on our Web site next year we plan to allow potential purchasers of educational materials to find the content and quality of materials they require, advertisers to have access to a consumer base in a specific market niche, and provide an opportunity to establish the Heritage Scholastic brand name.

  (3) Status of any announced new products

   As of June 30, 2003 we have:

     1.  Developed and implemented a business plan;
     2.  Recruited and retained an appropriate management team;
     3. Attained capital as a result of a private offering of our common stock (see Part II Item 4 Recent Sales of Unregistered Securities); and
     4. Completed production of 1,500 copies of the supplemental educational textbook for the County of Los Angeles School District to be presented to corporate sponsors.
     5. Received orders for 1,653 copies of the Los Angeles book from corporate sponsors and bookstores in the Los Angeles area.

     We believe the capital raised through the offering of our common stock and additional future offerings that we plan to do plus the cash flow generated by revenues will be sufficient to cover our current monthly expense, which is less than $2,000 per month, exclusive of management's salaries. Going forward management's salaries will continue to be deferred until the Company has sufficient cash flow to afford them. Expenses will not increase until sales and cash flow permit.

     We expect the industry to become increasingly competitive, despite the size and growth expected in the market. We intend to compete by targeting specific market segments such as school districts whose stock of textbooks is either in need of replacement or updating. Our main goal is to ensure client satisfaction with our textbooks and to develop an outstanding reputation for quality. If we fail to market and distribute our textbooks and generate sufficient revenues, we may be unable to continue as a going concern.


/5/


  (4)  Industry background

The Traditional Education Industry

     The estimates and statistics referenced in this section and the sections entitled "Kindergarten through Twelfth grade (K-12) Education Materials Market" and "Basal Materials" immediately following this section were obtained from the following sources:

     1.  The U.S. Department of Education Web site;
     2.  The International Data Corporation Web site; and
     3.  Simba Information Inc.'s Print Publishing for the School
         Market (1998 - 2000 edition).

     The education market is the second largest sector of the U.S. economy, with an estimated $800 billion, or approximately 10% of the U.S. gross domestic product, spent on education in 2000. The U.S. Department of Education estimates that approximately $400 billion was spent in the United States during the 1999-2000 school year in the kindergarten through twelfth grade (K-12) sector on behalf of the 53.5 million students enrolled in over 119,000 public and private K-12 schools in more than 15,000 school districts.

     We estimate that the K through 12 education materials market segment had approximately $8.5 billion in sales of products and related services in 2000. The supplemental education materials segment of the overall education materials market, which was approximately $4.3 billion in sales in 2000, representing 58% of the overall K-12 education materials market, with the remainder consisting of the approximately $4.2 billion basal materials segment. The basal materials segment of the overall education materials market primarily consists of textbook programs that include student editions, teacher editions and companion materials to teach particular subject areas, with each "edition" offering a grade-specific textbook for particular subject areas such as history, math and science.

     Growth in the education materials market is expected to continue to be driven by several factors, including:

  a)   Increasing kindergarten through twelfth grade student enrollment;
  b) Additional educational spending fueled by public concern over the quality of education in the United States;
  c)   The increasingly diverse sources of education funding;
  d) Teachers and school and school district-level administrators using a greater amount of supplemental education materials to improve student performance, as they are increasingly held accountable for student achievement;
  e) A growing acceptance among teachers of theories of teaching that support the use of different instructional methods to accommodate the many ways in which students learn; and
  f)   Corporate Sponsorship of education.

     The supplemental education materials market is highly competitive and we face significant competition within our particular field of product offerings. It is unclear whether we will be able to compete successfully. Several of our competitors are larger, with greater financial and other resources. In addition, our strategy to capitalize on any growth in the supplemental education materials market may be limited to the extent that growth occurs in segments that are not currently the focus of our product portfolio, necessitating the development of new products. In this respect, we may be at a competitive disadvantage with entities that already offer these products, are able to develop new products faster or have superior products.

     We expect to compete on the basis of editorial quality, timely introduction of new titles, product positioning, pricing, brand name recognition and corporate sponsorship.


/6/


     Unless otherwise specified, all industry and market data, including industry data concerning the size of the industry, numbers of schools, teachers and libraries, are based on management estimates, market research, publicly available sources, and a variety of industry publications. The statements made above concerning the size of the supplemental education materials market, are management estimates based on a review of available information, and are not derived from any single industry source.

     Industry publications generally state that the information contained in them has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information is not guaranteed. Similarly, market research, and publicly available sources, while believed to be reliable, have not been independently verified, and no representations as to the accuracy or completeness of the information are being made. Unless otherwise indicated, "schools" refers to all public and private schools for all K through 12 students in the United States and "teachers" refers to teachers in those schools.

Kindergarten through Twelfth grade (K-12) Education Materials Market

     The K-12 education materials market serves the approximately 119,000 public and private K-12 schools and school libraries in the United States. Teachers and school-level administrators, primarily make purchasing decisions for supplemental education materials. Decisions for the purchase of basal materials are typically made at the school district level. Funding for education materials comes from a variety of federal, state and local sources. Some of these sources are allocated for specific uses, such as to improve reading or increase access to technology, depending on the policy objectives of the funding source.

     The K-12 education materials market has grown and is expected to continue to grow, due to a number of factors, including the factors described below.

  Increasing Student Enrollment - As student enrollment rises, school districts must increase expenditures to purchase education materials for the new students. Student enrollment in K-12 grades has grown from approximately 49 million students in the 1993-1994 school year to approximately 60 million in the 1999-2000 school year. The National Center for Educational Statistics estimates student enrollment will continue to grow every year until at least 2009.

  Growing Number of New Teachers - According to a report by the 1997 President's Committee of Advisors on Science and Technology, Panel on Educational Technology, over 200,000 new teachers will enter the profession annually for the next 15 years. Many states are accelerating their teacher workforce recruitment efforts to effectively educate the growing student population. Many school districts authorize teachers to select new education materials for their curriculum. Teachers are often more open to new methods of teaching and new types of instructional materials.

     The number of new teachers in any year is due to both an increase in the number of teachers and to turnover among current teachers. The number of K-12 teachers has grown from approximately 3.5 million in the 1993-1994 school year to approximately 4.8 million in the 1999-2000 school year. The National Center for Educational Statistics estimates the number will continue to increase each year through at least the 2005-2006 school year. This growth has been driven by increasing student enrollment and, to a lesser extent, by recent initiatives to maintain or decrease the student to teacher ratio in elementary schools, generally in kindergarten through third grade.

  Increasing Spending/Funding - Partially as a response to a growing interest among parents in the quality of education, average spending per pupil for educational materials, as well as the type and amount of funding, has been increasing and is expected to continue to increase, particularly for supplemental education materials. Since the early 1990s, government policy and funding has supported the increased use of technology in education, a key driver of growth in the supplemental education materials segment. One of the results of this policy was The Technology Literacy Challenge Fund, a five-year, $2.0 billion Federal fund initiated in 1995 that has been providing grants to state education agencies to support grassroots efforts at the state and local levels to meet national education goals. The average spending per student including educational materials in elementary, middle and secondary schools has grown from $5,934 per student in 1995 to $6,723 in 2000. The National Center for Educational Statistics estimates average spending per pupil will grow to $7,927 in 2003.


/7/


  Increasing School-Level Decision Making - There has been a trend toward more school-level decision making for the supplemental education materials segment. This trend is a result of the belief that localized decision-making is better able to match students' needs with the materials being provided. This trend is consistent with the increased accountability being demanded of schools and teachers, each of whom are increasingly being given the right to make decisions but also are being held responsible for the results.

  Increasing Length of School Day - Over 30% of school districts in the United States have extended day programs, a high percentage of which are located in urban schools, and an increasing number of these programs include an instructional component. These programs lengthen the school day and require the expenditure of additional funds for their operation, including for education materials.

  Developing Parent Market - Due to the growing interest in the child's education among parents there is a rapidly developing market of parents seeking education materials, which we believe will contribute to future growth in this market. A significant part of this developing market is due to parents of children in public and private schools buying supplemental instructional materials to use in their homes to augment their children's education. In addition, part of this developing market is due to the trend toward more home schooling. In 1993, it became legal in all 50 states for parents to teach their children at home. In the 1999-2000 school year, there were an estimated 1-1.2 million children receiving home schooling.

Basal Materials

     The approximately $4.2 billion basal materials segment of the overall education materials market primarily consists of textbook programs that include student editions, teacher editions and companion materials to teach particular subject areas, with each program offering a grade-specific textbook in the subject area for a span of grades. Basal materials are generally designed to be useful for a period of five to seven years before requiring a major revision. Basal textbooks are typically purchased at the school district level, often using textbook selection committees that include administrators, teachers and, occasionally, parents.

     School districts may purchase textbooks in any given subject area for one or more of the grades for which textbooks in a program are available and usually employ a selection process that can be lengthy and time consuming for publishers. Most states and districts earmark a certain portion of their education funds specifically for textbooks.

     The processes and practices used in selecting and adopting textbooks vary by state. Twenty-two states, mostly in the Southern and Western United States, make available all or a portion of their textbook funds only for approved textbooks.
These states have statutes that provide procedures for the approval and selection of textbooks for use in each state school. In general, most states with statutes governing adoption of textbooks use textbook selection committees to approve textbooks. These committees typically include teachers and administrators, and sometimes parents. Textbooks are reviewed according to a list of specific curricular requirements developed by the state and made available to publishers well before the selection process begins. Once the review is concluded, the committee "lists" approved textbooks. The actual selection of textbooks is left to individual districts. School districts may purchase "off-list" texts, but may receive reduced or no funding from the state textbook funding source for these purchases. In states without statutes governing the approval and selection of textbooks, each school district generally selects and adopts textbooks for the school district without using any approved list.

     A significant number of states require that "core" textbooks satisfy specific criteria, and textbook publishers must incur significant up-front costs to produce materials that meet these standards before they know whether their products will be adopted and purchased.

     Supplemental education materials are intended to address individual needs or to supplement parts of the curriculum and have not been the subject of the formal approval process that many states use for "core" textbooks, which are focused on standards for the entire population of students.


/8/


  (5)  Raw materials and suppliers

     Our company is neither a purchaser nor a supplier of raw materials.

  (6)  Customers

     Even though we generated a small amount of revenue for the year ended June 30, 2003, we continue to be a development stage company as our primary focus is raising capital and attracting business. We believe that our ability to establish and maintain long-term relationships with our clients and encourage repeat business depends, in part, on the strength of our customer support and service operations and staff. We value frequent communication with and feedback from our future clients in order to continually improve our products. Our goal is to become a leading publisher of supplemental education materials for the United States education system. In addition, our future operating results may also fluctuate due to factors such as the gain or loss of significant clients and the pace of growth in the education industry.

  (7) Patents, trademarks, licenses, franchises, concessions, royalty agreements, or labor contracts, including duration

     We may be required to license products or services in the future, for use in the general operations of our business plan. We cannot assure you that these third party licenses will be available or will continue to be available to us on acceptable terms if at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on our business, financial condition or operating results. In addition, policing unauthorized use of our proprietary and other intellectual property rights could be expensive if not difficult or impossible.

     We cannot guarantee that third parties will not bring claims of copyright or trademark infringement against us or claim that certain aspects or other features of our textbooks violates a patent they may hold. There can be no assurance that third parties will not claim that we have misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, or require us to enter into costly royalty or licensing arrangements. These potential legal issues could have a material adverse effect on our business, financial condition or operating results.

  (8)  Regulation

     We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally and laws or regulations directly applicable to the industry.

  (9)  Effect of existing or probable government regulations

     We believe that we will be able to comply in all material respects with the laws and regulations governing the industry, and that such laws will not have a material effect on our operations. However, various federal and state agencies may propose new legislation that may adversely affect our business, financial condition and results of operations. We are not aware of any probable government regulations that may adversely affect our business.

 (10) Research and development activities

     We seek to continue developing our products internally through research and development or if appropriate, through strategic partnerships. But, if we can purchase or license products, services or technologies from third parties at a reasonable cost, we will do so in order to avoid the time and expense involved in developing such products, services or technologies. As of the date of this filing, we have not incurred any Research and Development expenses.


/9/


 (11) Cost and effects of compliance with environmental laws
      (federal, state and local)

     We believe environmental laws do not impact us in our business.

 (12) Employees

     We currently employ a President/CEO, Vice-
President/Secretary, and CFO/Treasurer. We expect to employ a Vice President of Sales in FYE 2004. The book editors and authors are currently independent contractors. It is anticipated that this relationship will change to one of employee/employer in FYE 2004. Currently, there exist no organized labor agreements or union agreements between Heritage Scholastic Corporation and its employees. We believe that our relations with our employees are good. Charles E. Parks, President, Lori M. Parks, Secretary, and Randall L. Peterson, Treasurer, currently have part-time employment contracts with the Company. All three contracts were dated May 1, 2002 and are for a term of two years from the date of the contract. We expect Stephen G. Hung to enter into a similar agreement with the Company for the position of Vice President of Sales in FYE 2004. We expect all four employees to become full time in 2004 and will pursue securing key man life insurance at that time.

     The success of our Company depends upon the efforts, abilities and expertise of our executive officers and other key employees, including our Chief Executive Officer and President, CFO and Treasurer, Vice President and Secretary, and the Vice President of our Sales unit. The loss of the services of such individuals and/or other key individuals could have a material adverse effect on our operations.

Item 2.     Description of Property

A.   Description of Property

     Our corporate office is located at 1954 Kellogg Ave., Carlsbad, CA 92008. We have 650 square feet of office space with a three-year lease and a monthly rent of $520 per month paid to Parks Family, LLC. This lease expires on December 31, 2004. Additionally, there are currently no proposed programs for the renovation, improvement or development of the property currently being utilized.

B.   Investment Policies

     Management does not currently have policies regarding the acquisition or sale of assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in those persons primarily engaged in real estate activities.

Item 3.     Legal Proceedings

     We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our shareholders during our fiscal year ended June 30, 2003.


/10/


Item 5.     Market Price of and Dividends on the Registrant's
Common Equity and Related Stockholder Matters

Description of Securities

     The authorized capital stock of our Company consists of 100,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. The following summary of certain provisions of the common stock of our Company does not purport to be complete and is subject to, and qualified in its entirety by, the provisions of our Articles of Incorporation, and the Amendment to our Articles of Incorporation, which are included as exhibits to this document and by the provisions of applicable law.

Common Stock

     As of June 30, 2003, the Company has 7,918,875 shares of common stock issued and outstanding. As a holder of our common stock:

  (a) you have equal rights to dividends from funds legally available, ratably, when as and if declared by our Board of Directors;
  (b) you are entitled to share, ratably, in all of our assets available for distribution upon liquidation, dissolution, or winding up of our business affairs;
  (c) you do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions applicable;
  (d) you are entitled to 1 vote per share of common stock you own, on all matters that stockholders may vote, and at all meetings of shareholders; and
  (e)  your shares are fully paid and non-assessable.
       Additionally, there is no cumulative voting for the election of directors.

Preferred Stock

     The preferred equity securities authorized to be issued under the Articles is comprised of 20,000,000 shares of the preferred stock, $0.001 par value. As of the date of this filing, our Company has issued no preferred shares. Preferred shares may be issued in one or more series by the board of directors of the Company and such board has the authority to alter any and all rights or preferences, privileges and restrictions granted to or imposed upon any wholly unissued series of common stock, and to fix, alter or reduce (but not below the number outstanding) the number of preferred shares comprising any such series and the designation thereof, or any of them, and to provide for the rights and terms of redemption or conversion of the shares of any series.

Nevada Anti-Takeover Provisions

     The anti-takeover provisions of Sections 78.411 through
78.445 of the Nevada Corporation Law apply to Heritage Scholastic Corporation Section 78.438 of the Nevada law prohibits us from merging with or selling Heritage Scholastic Corporation or more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Heritage Scholastic Corporation shares, unless the transaction is approved by the Board of Directors of Heritage Scholastic Corporation. The provisions also prohibit us from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Heritage Scholastic Corporation.


/11/


Recent Sale of Unregistered Securities

Common Stock

     On July 30, 1999, we were incorporated under the laws of the State of Nevada as Heritage Scholastic Corporation. We are authorized to issue 100,000,000 shares of Common Stock, par value
$0.001.

     At a Special Meeting of the Board of Directors in July 2000, we issued 2,750,000 shares of our $0.001 par value Common Stock to Charles E. Parks in exchange for cash in the amount of $2,750; and 2,750,000 shares of our $0.001 par value Common Stock to Lori
M. Parks in exchange for cash in the amount of $2,750.

     At a Special Meeting of the Board of Directors in September
2000, we issued 600,000 shares of our $0.001 par value Common
Stock to Randall L. Peterson in exchange for cash in the amount of $1,800.

     At a Special Meeting of the Board of Directors in August
2001, we issued 300,000 shares of our $0.001 par value Common
Stock to Steven Hung for cash in the amount of $12,000.

     At a Special Meeting of the Board of Directors in September 2001, we issued 250,000 shares of our $0.001 par value Common Stock to Rocky K. Copley for cash in the amount of $10,000, 125,000 shares of our $0.001 par value Common Stock to Helen Reardon for cash in the amount of $5,000, 1,875 shares of our $0.001 par value Common Stock to Sharen P. Anderson for cash in the amount of $75, 1,875 shares of our $0.001 par value Common Stock to Alicia N. Anderson for cash in the amount of $75,and 1,875 shares of our $0.001 par value Common Stock to Elias E. Anderson for cash in the amount of $75.

     The above referenced issuances transacted from July 2000 to September 2001 were made in accordance with Section 4(2) of the Securities Act of 1933, as amended, which exempts from registration transactions by an issuer not involving a "public offering."

     During June 2002, we completed an offering that was registered with the State of Nevada pursuant to NRS 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. We sold 558,250 shares of our $0.001 par value common stock at a price of $0.10 per share to 54 individuals for total cash of $55,825. In addition, we issued 275,000 shares to one shareholder in lieu of services rendered in the amount of $27,500. The issuance of shares represented payment to Corporate Regulatory Services, a consulting company, for facilitating the preparation of the documentation necessary to become a publicly traded company. Also, we issued 5,000 shares to one shareholder in lieu of services rendered in the amount of $500. The issuance of shares represented payment to Steve Schaad, an individual, for acting as the Series 63 licensed Agent of the Issuer for our common stock offering.

     On November 27, 2002 the Company issued 50,000 shares of common stock to an investor for cash of $0.10 per share.

     On February 8, 2003 the Company issued 50,000 shares of common stock to an investor for cash of $0.10 per share.

     On March 30, 2003 the Company issued 200,000 shares of common stock for services provided with a fair value of $20,000.

     For our public offering of securities, we relied upon the following facts to determine that the offers and sales were exempt from registration:


/12/


1. We were pursuing a specific business plan, and were not a blank check or "Shell" company;

2. For the period of 12 months prior to the sale, we had raised less than $1,000,000 from the sale of our securities; and

3. At the times of the sales, we were not subject to the reporting requirements of Sections 13(d) or Section 15 of the Securities and Exchange Act of 1934.

     Therefore, based on the facts above, we were able to determine that we could sell securities pursuant to Rule 504 of Regulation D.

A.    Market Information

     There is no current market for our common equity. Our common equity is not subject to outstanding warrants. No sales of common equity have been sold pursuant to Rule 144 of the Securities Act, nor has an offering been made that could have a material effect on the market price of our common equity. The Company has outstanding stock option grants, which have not vested to date. The stock options are convertible into shares of the common equity of the Company as follows:

                        STOCK OPTION PLAN

Stock Option Grants - at 07/1/01
Strike Price: $0.10

Heritage Scholastic Corporation
Total Stock Issued to Date: 7,918,875
Options Available for Issuance under Plan: 1,500,000
Options vested to date: 250,000

       OPTIONS
       -------

Plan#   Name        Quantity      Vesting 1      Vesting 2      Vesting 3
-----   ----        --------      ---------      ---------      ---------

  1     Betsy        150,000    40%  12/31/02   50%  6/30/04   10%  6/30/05
        Blondin

  2     Deborah      150,000    40%  12/31/02   50%  6/30/04   10%  6/30/05
        Sherwood

  3     Gina         150,000    40%  12/31/02   50%  6/30/04   10%  6/30/05
        Mancini

  4     Juan          75,000    40%  12/31/02   50%  6/30/04   10%  6/30/05
        Diaz

  5     Randall      100,000    40%  12/31/02   50%  6/30/04   10%  6/30/05
        Peterson
                    --------
             Total   625,000

(1) This table does not include 445,000 options that were forfeited under terms of the plan. These options were granted to non-employees as long as they were employed by the related entity, HMC. The options forfeited reflect options of those non-employees that have terminated their employment with the related entity, HMC.
(2)  There were no options granted to employees.

     There are currently 838,250 shares of our common stock which are freely tradable and which are held of record by 56 individuals. The remaining 7,080,625 shares will become freely tradable in accordance with the requirements of Rule 144. Any shares held by "affiliates" of us, which would otherwise be freely tradable, will be subject to the resale limitations under Rule 144. In general, under Rule 144, as currently in effect, a person, or persons whose shares are aggregated, who has beneficially owned shares for at least one year would be entitled to sell, within any three month period, that number of shares that does not exceed the greater of one percent (1%) of the then-outstanding shares of common


/13/


stock and the average weekly trading volume in the common stock during the four calendar weeks immediately preceding the date on which the notice of sale is filed with the Securities and Exchange Commission, provided certain manner of sale and notice requirements and public information requirements are satisfied.

     In addition, affiliates of ours must comply with the restrictions and requirements of Rule 144, other than the one-year holding period requirement, in order to sell shares of common stock. As defined in Rule 144, an "affiliate" of an issuer is a person who, directly or indirectly, through the use of one or more intermediaries controls, or is controlled by, or is under common control with, he issuer. Under Rule 144(k), a holder of "restricted securities" who is not deemed an affiliate of the issuer and who has beneficially owned shares for at least two years would be entitled to sell shares under Rule 144(k) without regard to the limitations described in the paragraph above.

B.    Holders

     As of June 30, 2003, we have 66 stockholders of record.

C.    Transfer Agent and Registrar

     The Transfer Agent for the shares of common stock of Heritage Scholastic Corporation is Shelley Godfrey, Pacific
Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las
Vegas, Nevada 89119, (702) 361-3033.



         [balance of this page intentionally left blank]


/14/


                             Part II

Item 6.     Management's Discussion and Analysis or Plan of
Operation

A.   Management's Plan of Operation

  (1) Heritage Scholastic Corporation is considered a development stage company. We have had limited revenue, and activities since our inception have been devoted primarily to raising capital and creating a textbook. We have begun to focus on developing the market for this textbook. As a result, we are a development stage enterprise as defined by SFAS 7. In our most recent operating period ended June 30, 2003, we recognized $8,400 in revenue. Additionally, there was no revenue recognized for periods before 2003. Accordingly, due to the Company's status as a development stage company, negative working capital, and continued losses, our auditors have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes 1 and 2 of the consolidated financial statements). Management intends to use capital and debt financing as needed to supplement the cash flows generated by the sale of our products. Our fixed and variable expenses and our ability to control them are as follows:

     Classification       Fixed / Variable        Ability to Control
     --------------       ----------------        ------------------

  Employee Wages and      Salary = Fixed       Can reduce through lay
  Benefits                Hourly = Variable    off of personnel or
                                               outsourcing certain processes

  Subcontractor Expense   Fixed                Can reduce through
                                               discontinuation or
                                               restructuring of agreements

  Accounting and Legal    Variable             Will increase as Company
  Expenses                                     becomes fully reporting

  Building Rental         Fixed                Little control over, per
  Expense                                      agreement

  Utilities               Variable             May fluctuate due to
                                               seasonality

  Business Insurance      Fixed                Will increase when
                                               "Key Man" life
                                               insurance is obtained

  Material Costs          Variable             Can control through
                                               the use of large-scale
                                               purchase agreements
                                               for paper and ink.

  Misc. Office Supplies   Variable             Can control through
  & Shipping                                   reduced office supply
                                               requisitions, negotiating
                                               alternative shipping
                                               solutions

     To date, our efforts have been primarily focused on developing demand for our products, implementing our business strategy and raising working capital through equity financing. Our ability to generate revenues is primarily dependent upon our ability to cost-effectively and efficiently develop and market our products. Our priorities for the next six to twelve months of operations are to:

     1.  Implement a marketing strategy to reach target markets;
     2.  Develop and strengthen strategic relationships;
     3.  Respond to competitive developments; and
     4.  Establish our brand identity.

     In order to make the most efficient use of the capital available to us, we plan to print our textbooks when we have orders from the sponsors in hand. Standard terms will include a down payment with the order, which is typical in this industry. This down payment will be sufficient to cover the hard costs to publish the books as well as the initial operating expenses. Once the books are published the balance owing on the contracts with the sponsors will be due and payable. These amounts will provide for ongoing operating expenses.


/15/


     We believe our cash balance of $847 as of June 30, 2003, plus projected cash flows and future offerings that we plan to do, will provide sufficient capital to implement our plan to place our textbooks throughout the targeted school districts. Our current monthly operating expense is less than approximately $2,000, exclusive of management's salaries, which are deferred until we begin selling our books. In the quarter ended March 31, 2003, we received final approval of our textbook from the superintendent of schools for the Los Angeles County. Upon securing the necessary sponsorship we will begin printing the textbooks. Management estimates that operating expenses will increase during FYE 2004 until they reach the range of $35,000 per month, and remain in that range per month throughout the remainder of 2004. This includes wages and employee expenses, rent and occupancy expenses, sales and marketing expense, and other general and administrative expenses.

     A corporate officer has made initial textbook sales, specifically, Mr. Parks, who has agreed to defer any commission until the Company can afford to pay him. Management believes that there is sufficient gross margin in the sales price of the textbooks at $10 - $15 per book to cover the costs of publication, sales commissions and royalties and leave the remainder (approximately 40%) to cover other operating costs. Should the price of the textbooks be reduced below an average of $13 per book, the gross margin for operating expenses would be reduced accordingly. Based on our initial results, we expect the sales campaign for Los Angeles to take between 16 and 24 months by which time we anticipate selling 77,000 textbooks to cover the entire district, but the selling of any of the 77,000 textbooks is not guaranteed. We can deliver the books within 40 days of initiating the publication process. As our textbooks are supplemental, we believe they can be provided as late as January in any school year and still be available for the second half of that school year. At $13 per book, if all 77,000 textbooks are sold, which there is no guarantee, the sale(s) should generate approximately $1.0 million in revenue and approximately half that in gross margin. Operating costs will increase slowly as sales and corresponding staff requirements materialize. Costs will be maintained commensurate with sales. Although management anticipates continued success in obtaining corporate sponsorships, it is not guaranteed. Therefore, the aforementioned revenues are speculative and should not be viewed as a confirmed revenue source.

  (2) Our total expenses for the period from July 30, 1999 (inception) to June 30, 2003 were $165,063, of which 100% were general and administrative. The following table quantifies the components that comprise our general and administrative expenses for the periods ended June 30, 2003, June 30, 2002 and from inception until June 30, 2003:


 Description                                                 From inception
                           Year ended       Year ended       (July 30,1999)
                          June 30, 2003    June 30, 2002    to June 30, 2003
                          -------------    -------------    ----------------

 Legal and                 $     73,330     $      7,543     $        80,873
  Professional Fees

 Printing Costs                   1,986            2,500               4,487
  (Marketing Materials)

 Wages and Salaries              51,865           12,077              63,942

 Rent Expense                     4,680            3,220               9,460

 Other Miscellaneous              4,626            1,635               4,702
  Administrative Expenses

 Taxes                              800              800               1,600
                          -------------    -------------    ----------------
   Total General and       $    137,288     $     27,775             165,063
    Administrative
    Expenses

     Our net loss for the year ended June 30, 2003 was $136,807 compared to a net loss of $27,775 for the year ended June 30, 2002. We believe funds received from our common stock offering plus our projected cash flows will be adequate to fund our operations and provide for our working capital needs for at least the next 12 to 24 months. As we grow our business and obtain additional purchase orders for our textbooks, our revenues should grow on a consistent basis. By focusing our efforts on limiting general and administrative expenses as we increase revenue, we expect to increase our net income on a consistent basis as well. Though the typical school year runs from September through June, we expect revenues to be affected by seasonal variations on a very limited basis only. Our product is a supplemental textbook, which means it can be introduced at various points in the school year. Our sales efforts will continue throughout the year. If fluctuations in sales affect cash flow to an extent not manageable through normal techniques we will adjust staffing levels accordingly.


/16/


     We had a net decrease in cash during the year ended June 30, 2003 of $56,650. Net cash used in operating activities totaled ($68,892) for the year ended June 30, 2003 compared with ($7,826) for the previous year. Net cash investing activities provided ($957) for the year ended June 30, 2003 compared with ($14,384) used in the previous year. This was due exclusively to capitalized publishing costs. Net cash provided by financing activities totaled $14,046 for the year ended June 30, 2003 compared with $78,860 for the previous year. This is attributable to generating $10,000 and $75,605 in 2003 and 2002, respectively from sales of common stock and net changes in advance - related party. At June 30, 2003, the Company's cash, which includes cash reserves and cash available for investment, was $847.

     We may experience significant fluctuations in operating results in future periods due to a variety of factors, including but not limited to, the following risk factors.

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

  The Market

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


/17/


B. Management's Discussion and Analysis of Financial Condition and Results of Operations

     During the year ended June 30, 2003 the Company generated revenues of $8,400 compared with $0 for the previous year. As a development stage Educational Textbook firm, our revenue will be derived from the sale of our educational materials. Our goal is to expand our revenues by entering the two or more of the following markets in FYE 2004: San Diego, Chicago, New York and/or Boston. We have not received approval from these markets as of June 30, 2003 nor have we obtained corporate sponsorship for these markets. And if approved in these markets, there is no guarantee that we will receive sponsor in these markets. We hope in subsequent years to be able to expand our revenues by both entering other geographic markets and diversifying the subject matter of our textbooks. In addition, we are in the process of developing our Web site to provide value-added services such as sponsor search and ordering capabilities that we hope will enhance and grow our revenue on a consistent basis.

     Due to our status as a developmental stage company, negative working capital, and continued losses, there is substantial doubt about our ability to continue as a going concern. We may need to obtain additional financing in the event that we are unable to realize sufficient revenue or collect accounts receivable when we emerge from the development stage. We may incur additional indebtedness from time to time to finance acquisitions, provide for working capital or capital expenditures or for other purposes. However, we currently anticipate that our operating cash flow and the funds raised from our public offering of common stock will be sufficient to meet our operating expenses for at least the next 12 to 24 months.

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

     Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

     As of June 30, 2003 and 2002, a current deferred tax asset of approximately $66,000 and $12,000 had been recognized for the temporary differences related to net operating losses carried forward, respectively. A valuation allowance of approximately $66,000 and $12,000 has been recorded to fully offset the deferred tax asset as it is not more likely than not that the assets will be utilized. The Federal net operating losses of approximately $165,000 and $28,000 expire in 2022 and the state net operating losses of approximately $165,000 and $28,000 expire in 2011, unless previously utilized.


/18/


Critical Accounting Standards

  Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board
(FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation." We adopted SFAS No. 123 in 1999. We have elected to measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees."

     We have valued our stock, stock options, and warrants issued to non-employees at fair value in accordance with the accounting prescribed in SFAS No. 123, which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

  Impairment or Disposal of Long-Lived Assets

     In August 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. We adopted the new standard on January 1, 2002; the adoption did not have an effect on our consolidated financial statements.

  Revenue Recognition

     We expect our primary source of revenue to come from the sales of our textbooks to sponsoring organizations. Revenue will be recognized according to GAAP, which generally records revenue upon publication and/or delivery of the books.

Recent Accounting Pronouncements

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that SFAS, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." Further, SFAS No. 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or described their applicability under changed conditions. This pronouncement requires gains and losses from extinguishment of debt to be classified as an extraordinary item only if the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," have been met. Further, lease modifications with economic effects similar to sale-leaseback transactions must be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material impact on the Company's consolidated financial position or results of operations.


/19/


     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of SFAS No. 146 to have a material impact on our operating results or financial position.

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

     In November 2002 the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on previously existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives. FIN No. 45 also requires expanded disclosures regarding product warranty expense. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Statement is not expected to have a material effect on the financial statements.

     In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement is not expected to have a material effect on the consolidated financial statements.

     In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a material effect on the financial statements.

ITEM 7.  FINANCIAL STATEMENTS

     Please see our audited consolidated financial statements for the period ended June 30, 2003 attached hereto.

Item 8.     Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

The Company had not retained independent accountants prior to engaging Nation Smith Hermes Diamond ("Nation") as independent auditors. During the prior two years ended June 30, 2003, neither the Company nor anyone on its behalf consulted Nation regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, nor has Nation provided to the Company a written report or oral advice regarding such principles or audit opinion. We have had no disagreements with our independent accountants.


/20/


                            Part III

Item 9.     Directors and Executive Officers, Promoters and
Control Persons; Compliance with Section 16(a) of the Exchange
Act

A.   Directors and Executive Officers

     The following table sets forth certain information with respect to each of our executive officers or directors.


      Name            Age            Position                   Term
    --------         -----         ------------               --------

Charles E. Parks       44   President, CEO and Director    Since July 1999

Lori M. Parks          36    Vice President, Secretary,    Since July 1999
                                  and Director

Randall L. Peterson    52   CFO, Treasurer and Director    Since July 1999


B.   Work Experience

     Charles E. Parks, President, CEO, Publisher and Director - has been involved in the photographic, print and publishing business for more than 20 years. He has been involved in senior executive level management throughout his business career. While working as a vice president for a local publisher, Charles relocated to San Diego from Austin, Texas, in 1991. He and his wife, Lori Parks, founded Heritage Publishing Company in 1992. Over the years, Charles founded or co-founded several corporations, which gave him the expertise to mold Heritage Media Corp. into the successful enterprise it is today.

     Lori M. Parks, Executive Vice-President, Secretary and Editor in Chief - for Heritage Scholastic Corp., has a strong journalism/editing background. After receiving her bachelor's degree in Journalism from the University of Texas at Austin, she relocated to San Diego where she was trained in marketing and public relations at the San Diego Museum of Art. With her husband, Charles, Lori co-founded Heritage Media Corporation in 1992 and has used her marketing, editing and public relations expertise in her position as managing editor to further HMC's success.

     Randall L. Peterson, Chief Financial Officer and Treasurer - has over 21 years' experience in accounting, finance and financial management in the U.S. and abroad. He is a CPA with Big Six experience. (Deloitte and Touche, formerly Touche Ross). In addition, he has over seven years experience in operations and sales management. He has managed subsidiaries in Germany, France, Italy, Australia, Canada and the U.S. In 1984, he directed and coordinated a $16 million joint venture between an American software company and a member of the state controlled I.R.I group in Italy.

     In 1990, as CEO of a software and optical storage subsidiary in the U.S. that combined with its U.K. parent, Mr. Peterson oversaw the simultaneous public listing in the U.K. and the U.S. He has been CFO of Heritage Media Corporation since 1998 and CFO of Heritage Scholastic since inception. He has a bachelor's degree in Business from the University of Colorado.


/21/


Item 10.     Executive Compensation

Remuneration of Directors and Executive Officers

     We do not currently have organized labor agreements or union agreements between Heritage Scholastic Corporation and our employees. Every twelve (12) months, each executive officer is expected to draw the following annual compensation. The officers have agreed to work part time until the cash flow and financial performance of the Company can support full time positions. We expect the time worked to increase incrementally over the next six months to full time and we expect the time expended by the officers under this graduated plan to be sufficient to reach our cash flow and financial performance goals. The following table sets forth the annual executive compensation.

                          Capacities in which
     Name              Remuneration was Recorded    Annual Compensation4,5
     ----              -------------------------    ----------------------

Charles E. Parks      President, CEO and Director   $16,800 Annual Salary1
                                                    Beginning May 2002

Lori M. Parks         Vice President, Secretary,     $4,800 Annual Salary2
                             and Director           Beginning May 2002

Randall L. Peterson   CFO, Treasurer and Director   $16,662 Annual Salary3
                                                    Beginning May 2002

Footnotes to Executive Compensation:

1. This reflects a part time salary for approximately 1/2 day per week, or $168,000 annualized (see exhibit 10b).
2. This reflects a part time salary for approximately 1/4 day per week, or $96,000 annualized (see exhibit 10c).
3. This reflects a part time salary for approximately 1/2 day per week, or $166,618 annualized (see exhibit 10d).
4. Management's salary will be based upon the performance of the Company. Management's performance bonuses will be decided by a disinterested majority of the Board of Directors of the Company. In addition, management's base salaries can be increased by the Board of Directors of the Company based on the attainment of financial and other performance guidelines set by the Company. Currently all members of the Board of Directors are executive officers of the Company.
5. Members of the Company's Board of Directors will serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified, unless earlier removed as provided in the Bylaws of the Company. Executive officers serve at the pleasure of the Board of Directors.

Compensation of directors

     There are no arrangements for our directors to be compensated at this time, nor does the company have any intention to provide compensation to its directors in the future.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters

A.   Security Ownership of Certain Beneficial Owners and
     Management and Related Stockholder Matters

     The following table sets forth as of September 30, 2002, certain information regarding the beneficial ownership of our common stock by (a) each person who is known us to be the beneficial owner of more than five percent (5%) of the common stock, (b) each of our director and executive officers and (c) all of our directors and executive officers as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.


/22/



                          Shares                           Percentage of
                       Beneficially                           Shares
   Name and Address       Owned          Consideration      Outstanding
 -------------------- --------------    ---------------    -------------

Charles E. Parks        2,750,000          2,750,000 @         34.7
1283 Rancho                             $0.001 per share
Encinitas Drive
Olivenhain, CA
92024

Lori M. Parks           2,750,000          2,750,000 @         34.7
1283 Rancho                             $0.001 per share
Encinitas Drive
Olivenhain, CA
92024

Randall L. Peterson       600,000            600,000 @          7.6
2110 Meadowgreen                        $0.003 per share
Court
Encinitas, CA
92024

Stephen G. Hung           500,000       300,000 @ $0.04         6.3
32 Beaufort Ave.                         per share and
Needham, MA 02492                       200,000 @ $0.10
                                         per share
                      --------------                       -------------

Total ownership by      6,600,000                              83.3
our officers and
directors (three
individuals)

B.   Persons Sharing Ownership of Control of Shares

     No person other than Charles E. Parks, Lori M. Parks,
Randall L. Peterson, and Stephen G. Hung owns or shares the power to vote five percent (5%) or more of Heritage Scholastic
Corporation securities. Charles E. Parks and Lori M. Parks are husband and wife.

Item 12.   Certain Relationships and Related Transactions

     Heritage Scholastic Corporation purchased graphic design services from Heritage Media Corporation pursuant to the agreement described at Item 1, Section B. A note payable in the amount of $14,269 at June 30, 2003 resulted from this purchase under the terms of this agreement. The note dated June 30, 2002 was a demand note bearing interest at the rate of 6% per annum. This note has subsequently been retired. There were no other actual or proposed transactions that occurred over the past two years, to which any person related to the issuer had or is to have a direct or indirect material interest as set forth in item 404 of Regulation S-B of the Securities and Exchange Act of 1933 other than the agreement with HMC as described in Item 1 Section B paragraph (1) and the lease from HMC as described in Item 3 Section A of this filing document.



         [balance of this page intentionally left blank]


/23/


Item 13.       Exhibits and Reports on Form 8-K


 Exhibit   Name and/or Identification of Exhibit
 Number

   3       Articles of Incorporation & By-Laws
             (a) Articles of Incorporation filed July 30, 1999
                   Rendered as Previously Filed
             (b) Amended Articles of Incorporation filed January 11, 2002
                   Rendered as Previously Filed
             (c) By-Laws of the Company adopted July 1, 2000
                   Rendered as Previously Filed

  10       Material Contracts
             (a) Publishing Agreement with Heritage Media Corporation
                 dated March 14, 2002
                   Rendered as Previously Filed
             (b) Employment Contract between Heritage Scholastic Corp.
                 and Charles Parks
                   Rendered as Previously Filed
             (c) Employment Contract between Heritage Scholastic Corp.
                 and Lori Parks
                   Rendered as Previously Filed
             (d) Employment Contract between Heritage Scholastic Corp.
                 and Randall Peterson
                   Rendered as Previously Filed
             (e) Lease Agreement between Heritage Scholastic Corp.
                 and Heritage Media Corp.
                   Rendered as Previously Filed

  31       Rule 13a-14(a)/15d-14(a) Certification

  32 Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. SECTION 1350)


     Reports Filed on Form 8-K

     For the quarter ended June 30, 2003 the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.


ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days of the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation, including any significant actions regarding any deficiencies. We intend to review our controls and procedure regularly with our management and Board of Directors.


/24/


                           SIGNATURES



     In accordance with Section 12 of the Securities Exchange Act of  1934, the registrant caused this registration statement to be
signed   on  its  behalf  by  the  undersigned,  thereunto   duly
authorized.



                 Heritage Scholastic Corporation
-----------------------------------------------------------------
                          (Registrant)


Date: October 17, 2003
      ----------------


By: /s/ Charles E. Parks
    --------------------
    Charles E. Parks, President and CEO




Date: October 17, 2003
      ----------------


By: /s/ Randall L. Peterson
    -----------------------
    Randall L. Peterson, Treasurer and CFO


/25/


Item 7.  Consolidated financial statements (June 30, 20032 Audit)

         The following documents are filed as part of this report:

         Heritage Scholastic Corporation                      Page

         Independent Auditor's Report                           27

         Consolidated Balance Sheets                            28

         Consolidated Statements of Operations                  29

         Consolidated Statements of Cash Flows                30-31

         Consolidated Statements of Stockholders' Deficit     32-33

         Notes to Consolidated Financial Statements           34-42


/26/


Independent Auditors' Report
                                      Nation Smith Hermes Diamond
                                            San Diego, California

Board of Directors and Stockholders
Heritage Scholastic Corporation
(a development stage company)
Carlsbad, California


We have audited the accompanying consolidated balance sheets of Heritage Scholastic Corporation (a development stage company) as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years ended June 30, 2003 and 2002 and for the period from inception (July 30, 1999) to June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Scholastic Corporation (a development stage company) as of June 30, 2003, and the results of its operations and cash flows for each of the years ended June 30, 2003 and 2002 and for the period from inception (July 30, 1999) to June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, the Company is dependent upon the raising of additional equity to provide the working capital necessary to emerge from the development stage, has negative working capital, and continued losses. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan regarding this matter is also described in Notes 1 and 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Nation Smith Hermes Diamond


October 10, 2003
San Diego, California


/27/


                                               Heritage Scholastic Corporation
                                                 (a Development Stage Company)

                                                   Consolidated Balance Sheets

==============================================================================
June 30,                                                 2003          2002
------------------------------------------------------------------------------

Assets

Current Assets
 Cash (Note 1)                                        $     847     $     824
 Restricted cash (Note 1)                                     -        55,826
 Accounts receivable                                      3,300             -
 Inventory                                                5,481             -
 Prepaid expenses                                         4,000             -
------------------------------------------------------------------------------

Total current assets                                     13,628        56,650

Capitalized Publishing Costs (Note 1)                    15,341        14,384
------------------------------------------------------------------------------

                                                      $  28,969     $  71,034
==============================================================================

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
 Accounts payable and accrued expenses                $  12,625     $   6,273
 Wages payable                                           31,752         6,376
 Income taxes payable (Note 4)                            1,600         1,600
 Deferred revenue (Note 1)                               12,000             -
 Note payable-related party (Note 3)                     14,269         3,255
------------------------------------------------------------------------------

Total liabilities                                        72,246        17,504

Commitments and Contingencies (Note 2, 8 and 9)

Stockholders' Equity (Deficit)
 Preferred stock; $0.001 par value, 20,000,000 shares
  authorized and no shares issued and outstanding                           -
 Common stock; $0.001 par value, 100,000,000 shares
  authorized and 7,918,875 and 7,618,875 shares
  issued and outstanding                                  7,919         7,619
 Additional paid-in capital                             113,386        73,686
 Deficit accumulated during the development stage      (164,582)      (27,775)
------------------------------------------------------------------------------

Total stockholders' equity (deficit)                    (43,277)       53,530
------------------------------------------------------------------------------

                                                      $  28,969     $  71,034
==============================================================================
             The accompanying notes are an integral part of these consolidated financial statements.


/28/


                                               Heritage Scholastic Corporation
                                                 (a Development Stage Company)

                                         Consolidated Statements of Operations

==============================================================================
                                                                  Period from
                                                              Inception (July
                                                                 30, 1999) to
June 30,                                2003         2002       June 30, 2003
------------------------------------------------------------------------------

Revenues                              $   8,400    $       -     $      8,400

Cost of Sales                             7,919            -            7,919
------------------------------------------------------------------------------

Gross Profit                                481            -              481

General and administrative expenses     137,288       27,775          165,063
------------------------------------------------------------------------------

Net Loss                               (136,807)     (27,775)        (164,582)
------------------------------------------------------------------------------

Loss Per Share of Common Stock            (0.02)        0.00
------------------------------------------------------------------------------

Weighted Average Shares Outstanding   7,718,190    6,696,827

==============================================================================

There was no activity for the years ended June 30, 2001 and 2000.

------------------------------------------------------------------------------
             The accompanying notes are an integral part of these consolidated financial statements.


/29/


                                               Heritage Scholastic Corporation
                                                 (a Development Stage Company)

                                         Consolidated Statements of Cash Flows

==============================================================================
                                                              And Period from
                                                              Inception (July
                                                                 30, 1999) to
June 30,                                   2003        2002     June 30, 2003
------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net loss                                 (136,807)   (27,775)        (164,582)
Adjustments to reconcile net loss
 to net cash used in
 operating activities:
   Non-cash stock based                    30,000      5,700           35,700
    compensation expense
Change in operating assets
 and liabilities:
   Accounts receivable                     (3,300)         -           (3,300)
   Inventory                               (5,481)         -           (5,481)
   Prepaid expenses                        (4,000)         -           (4,000)
   Accounts payable and accrued expenses   13,320      6,273           19,593
   Wages and related taxes payable         25,376      6,376           31,752
   Income taxes payable                         -      1,600            1,600
   Deferred revenue                        12,000          -           12,000
------------------------------------------------------------------------------

Net cash used in operating activities     (68,892)    (7,826)         (76,718)
------------------------------------------------------------------------------

Cash Flows From Investing Activities
   Increase in capitalized publishing costs  (957)   (14,384)         (15,341)
------------------------------------------------------------------------------

Cash Flows From Financing Activities
   Net proceeds from issuance of           10,000     75,605           85,605
    common stock
   Net change in advances -                 4,046      3,255            7,301
    related party
------------------------------------------------------------------------------

Net cash provided by financing activities  14,046     78,860           92,906
------------------------------------------------------------------------------

Net increase (decrease) in cash           (55,803)    56,650              847
------------------------------------------------------------------------------

Cash at Beginning of Period                56,650          -                -
------------------------------------------------------------------------------

Cash at End of Period                         847     56,650              847
==============================================================================

There was no activity for the year ended June 30, 2001 and 2000.


/30/


                                               Heritage Scholastic Corporation
                                                 (a Development Stage Company)

                                 Consolidated Statements of Cash Flows, Cont'd

==============================================================================

Noncash Investing and Financing Activities:

During the year ended June 30, 2001, the Company issued 6,100,000 common shares valued at $7,300 in exchange for notes receivable.
The amount was collected in 2002.

During the year ended June 30, 2002, the Company issued 280,000 common shares valued at $28,000 in exchange for services performed in a common stock offering.

During the year ended June 30, 2003 and 2002, the Company recorded non - cash stock based compensation expense of $10,000 and $5,700, respectively, for stock options issued to non - employees.

On March 30, 2003, the Company issued 200,000 shares of common stock for services provided with a fair value of $20,000
==============================================================================
             The accompanying notes are an integral part of these consolidated financial statements.


/31/


                                               Heritage Scholastic Corporation
                                                 (a Development Stage Company)

                                           Statements of Stockholders' Deficit

==============================================================================

                  Common Stock   Additional  Shareholder
                 --------------   Paid-in        Notes    Accumulated
                 Shares  Amount   Capital     Receivable    Deficit    Total
------------------------------------------------------------------------------

Balance at July       -  $    -   $      -   $        -   $       -   $      -
30, 1999 and
June 30, 2000

Common stock  5,500,000   5,500          -       (5,500)          -          -
issued for
shareholder
notes receivable
at $0.001 per
share on
July 1, 2000
(Note 6)

Common stock    600,000     600      1,200       (1,800)          -          -
issued for
shareholder
notes receivable
at $0.003 per
share on
September 29,
2000 (Note 6)

No activity           -       -          -            -           -          -
------------------------------------------------------------------------------

Balance at    6,100,000   6,100      1,200       (7,300)          -          -
June 30, 2001

Common stock    680,625     681     26,544            -           -     27,225
issued for
cash at $0.04
per share
on September
14, 2001 (Note 6)

Common stock    558,250     558     55,267            -           -     55,825
issued for
cash of $0.10
per share
under the PPM
on June 30,
2002 (Note 6)

Common stock    280,000     280     27,720            -           -     28,000
issued for
services at
$0.10 per share
on June 30,
2002 (Note 6)

Direct costs of       -       -    (42,745)           -           -    (42,745)
stock offering at
$0.10 per share
on June 30,
2002 (Note 6)

Fair value of         -       -      5,700            -           -      5,700
stock options
issued to non-
employees on
July 1, 2001
(Note 7)

Collection of         -       -          -        7,300           -      7,300
shareholder
notes receivable

Net loss July 1,
2001 to June 30,
2002                  -       -          -            -     (27,775)   (27,775)
------------------------------------------------------------------------------

Balance at    7,618,875  $7,619   $ 73,686   $        -   $ (27,775)  $ 53,530
June 30, 2002

==============================================================================
             The accompanying notes are an integral part of these consolidated financial statements.


/32/


                                               Heritage Scholastic Corporation
                                                 (a Development Stage Company)

                                   Statements of Stockholders' Deficit, Cont'd

==============================================================================

                  Common Stock   Additional  Shareholder
                 --------------   Paid-in        Notes    Accumulated
                 Shares  Amount   Capital     Receivable    Deficit    Total
------------------------------------------------------------------------------

Common stock     50,000      50      4,950            -           -      5,000
issued for
cash at $0.10 per
share on
November 27, 2002
(Note 6)

Common stock     50,000      50      4,950            -           -      5,000
issued for
cash at $0.10 per
share on
February 8, 2003
(Note 6)

Common stock    200,000     200     19,800            -           -     20,000
issued for
services at $0.10
per share on
March 30, 2003

Fair value of         -       -     10,000            -           -     10,000
stock options
issued to non -
employees
on July 1, 2001

Net loss July 1,
2002 to June 30,
2003                  -       -          -            -    (136,807)  (136,807)
------------------------------------------------------------------------------

Balance at    7,918,875  $7,919  $ 113,386   $        -  $ (164,582) $ (43,277)
June 30, 2003
===============================================================================


/33/


                                     Heritage Scholastic Corporation
                                       (a development stage company)


                          Notes to Consolidated Financial Statements

====================================================================

1. Summary of A summary of the Company's significant accounting Significant policies consistently applied in the preparation Accounting of the accompanying consolidated financial
   Policies        statement follows.

   Organization    Heritage  Scholastic Corporation  ("the Company")
                   was  incorporated in the state of Nevada on  July
                   30,  1999 with the purpose of developing  history
                   textbooks   for  sale  to  students   in   grades
                   kindergarten  through high school in  the  United
                   States. Heritage Media Corporation's ("HMC") sole
                   shareholders  are Charles and  Lori  Parks.   The
                   Parks' are also shareholders in the Company.  The
                   Company    also   shares   officers,   directors,
                   facilities, and other various resources with  HMC
                   (see Note 8).

                   These consolidated financial statements include the accounts of its wholly owned subsidiary, Books for Kids, Inc. (a Nevada Corporation). Books for Kids, Inc. was incorporated on February 21, 2003. All material intercompany transactions have been eliminated in consolidation

   Going           The     accompanying    consolidated    financial
   concern         statements   have  been  prepared  assuming   the
                   Company will continue as a going concern.  Due to
                   the  Company's  status as a  developmental  stage
                   company  (see  Note 2), negative working  capital
                   and  continued losses, there is substantial doubt
                   about  the  Company's ability to  continue  as  a
                   going  concern.  During the year ended  June  30,
                   2003,  and  the period from inception  (July  30,
                   1999  to June 30, 2003), the Company raised gross
                   proceeds  net  of  deferred  offering  costs   of
                   approximately $86,000.  Management believes these
                   proceeds plus future offerings the Company  plans
                   to  do,  are  adequate  to  cover  the  Company's
                   operating expenses for the next 12 months.  As is
                   typical  in  this  industry,  the  Company   will
                   receive an   upfront   deposit on   each sale  of
                   textbooks, which would cover the majority of the costs to publish the books. Therefore the funds raised from the stock offerings will be used for operating expenses.

                   If cash flow from future product sales is not sufficient to fund operations, the Company intends to obtain additional debt and equity financing. There is no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

                   The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.


/34/


                                     Heritage Scholastic Corporation
                                       (a development stage company)


                          Notes to Consolidated Financial Statements

====================================================================

   Use of           The  preparation  of the consolidated  financial
   estimates        statements in conformity with generally accepted
                    accounting  principles  requires  management  to
                    make   estimates  and  assumptions  that  affect
                    certain  reported  amounts  and     disclosures.
                    Accordingly, actual results could differ from those estimates.

   Cash             The    Company   considers   all   highly-liquid
                    investments with original maturities of three months or less to be cash equivalents.

                    Restricted cash pertains to cash on deposit and deposits in transit into a bank account controlled by an escrow attorney from proceeds from a common stock offering completed in June 2002. The cash was transferred into the Company's general
                    operating bank account   in August 2002.

   Income           Deferred    income    taxes are  recognized  for
   taxes            the  tax  consequences    in future  periods  of
                    differences   between   the tax  basis of assets
                    and      liabilities   and   their     financial
                    reporting amounts at each period end based    on
                    enacted   tax laws   and   statutory tax   rates
                    applicable    to   the   periods     in    which
                    the differences are expected to affect taxable income.

                    Valuation  allowances are    established    when
                    necessary   to reduce deferred tax assets to the
                    amount expected to be realized.

   Capitalized      Writing  and  photography costs were    incurred
   publishing       and      capitalized   in     connection    with
   costs            developing   the   textbook   that the   Company
                    intends    to   sell   once operations commence.
                    These   costs   will be   amortized   on a   per
                    textbook basis based on the estimated number  of
                    textbooks  to be sold.  Management will  perform
                    impairment    tests on   these costs    whenever
                    events    or      changes     in   circumstances
                    indicate    that   its   carrying  amount    has
                    been   impaired   in accordance with   SFAS 144.
                    The relevant   factors   management will use  to
                    determine  whether  the carrying  value  of  the
                    assets can be recovered   will   be based on the
                    estimated  undiscounted net  cash  flows  on  an
                    individual book title basis. The asset  will  be
                    considered    impaired    if    the    estimated
                    undiscounted  net  cash flows on  an  individual
                    book  title  basis  is less  than  the  carrying
                    amount  of  the  capitalized   costs  associated
                    with   the   same   individual book title.    An
                    impairment  loss  will  be  recognized  as   the
                    difference    in the   carrying amount  and  the
                    fair value of the capitalized costs.


/35/


                                     Heritage Scholastic Corporation
                                       (a development stage company)


                          Notes to Consolidated Financial Statements

====================================================================

   Revenue          Revenue  will  be  recognized  upon  publication
   recognition      and/or  delivery of the books. Certain  products
                    may be sold with a right of return and the Company will provide an allowance for estimated returns in the same period the related sale is made. Revenue will not be recorded until the Company can estimate the rate of returns of the products. The majority of the products that the Company expects to sell do not have the right of return.

                    Advertising revenue on the Company's website would be recognized ratably over the period the advertisement is displayed on the site.

                    Deferred revenue is recorded when payment has been received, but the product has not been shipped or service performed.

   Net loss per Net loss per common share has been common share computed on the basis of the weighted average
                    number of shares outstanding,   according to the
                    rules  of  SFAS No. 128,  "Earnings per  Share."
                    Diluted  net    loss   per    share   has    not
                    been presented, as the computation would result in anti-dilution.

   Stock-based In October 1995, the FASB issued SFAS No.123, compensation "Accounting for Stock-Based Compensation." The
                    Company  adopted  SFAS No.  123  in  1999.   The
                    Company  has  elected   to measure  compensation
                    expense    for    its    stock-based    employee
                    compensation  plans  using the  intrinsic  value
                    method prescribed by APB Opinion 25, "Accounting
                    for Stock Issued to Employees."  Generally stock
                    options  and their equivalents have  a  dilutive
                    effect  on  earnings per share. As of  June  30,
                    2003, there were 625,000 options   that were not
                    included as the calculation of loss per share as their effect would have been anti-dilutive (see
                    Note 7).

   Common stock, The Company has valued its stock, stock stock options, options, and warrants issued to non-employees and warrants at fair value in accordance with the accounting
   to non-          prescribed  in  SFAS    No.  123,  which  states
   employees        that  all    transactions   in which goods    or
                    services   are   received   for   the   issuance
                    of  equity  instruments shall be  accounted  for
                    based    on  the fair value of the consideration
                    received  or the fair   value   of   the  equity
                    instruments issued, whichever is more reliably measurable.


/36/


                                     Heritage Scholastic Corporation
                                       (a development stage company)


                          Notes to Consolidated Financial Statements

====================================================================

   Recent           In  April  2002, the FASB issued SFAS  No.  145,
   Accounting       "Rescission of FASB Statements No.  4,  44,  and
   Pronouncements   64,  Amendment  of FASB Statement  No.  13,  and
                    Technical  Corrections." SFAS No.  145  rescinds
                    SFAS  No.  4,  "Reporting Gains and Losses  from
                    Extinguishment  of Debt," and  an  amendment  of
                    that  SFAS, SFAS No. 64, "Extinguishment of Debt
                    Made to Satisfy Sinking-Fund Requirements." SFAS
                    No.  145  also rescinds SFAS No. 44, "Accounting
                    for   Intangible  Assets  of  Motor   Carriers."
                    Further,  SFAS  No.  145  amends  SFAS  No.  13,
                    "Accounting   for  Leases,"  to   eliminate   an
                    inconsistency  between the  required  accounting
                    for sale-leaseback transactions and the required
                    accounting for certain lease modifications  that
                    have  economic effects that are similar to sale-
                    leaseback transactions. SFAS No. 145 also amends
                    other  existing authoritative pronouncements  to
                    make   various  technical  corrections,  clarify
                    meanings, or described their applicability under
                    changed  conditions. This pronouncement requires
                    gains and losses from extinguishment of debt  to
                    be  classified as an extraordinary item only  if
                    the  criteria  in  Accounting  Principles  Board
                    Opinion  No.  30,  "Reporting  the  Results   of
                    Operations--Reporting the Effects of Disposal of
                    a  Segment  of  a  Business, and  Extraordinary,
                    Unusual  and Infrequently Occurring  Events  and
                    Transactions,"  have  been met.  Further,  lease
                    modifications with economic effects  similar  to
                    sale-leaseback  transactions must  be  accounted
                    for   in   the  same  manner  as  sale-leaseback
                    transactions.  The provisions of  SFAS  No.  145
                    related to the rescission of SFAS No. 4 shall be
                    applied in fiscal years beginning after May  15,
                    2002. The provisions of SFAS No. 145 related  to
                    SFAS  No. 13 shall be effective for transactions
                    occurring   after  May  15,  2002,  with   early
                    application encouraged. The adoption of SFAS No.
                    145 did not have a material impact on the Company's consolidated financial position or results of operations.

                    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of SFAS No. 146 to have a material impact on our operating results or financial position.

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


/37/


                                     Heritage Scholastic Corporation
                                       (a development stage company)


                          Notes to Consolidated Financial Statements

====================================================================

   Recent           In   November   2002   the  FASB   issued   FASB
   Accounting       Interpretation  ("FIN")  No.  45,   "Guarantor's
   Pronouncements,  Accounting   and  Disclosure  Requirements   for
   cont'd           Guarantees,  Including  Indirect  Guarantees  of
                    Indebtedness  of Others." FIN No. 45  elaborates
                    on  previously existing disclosure  requirements
                    for  most guarantees. It also clarifies that  at
                    the  time  a  company issues  a  guarantee,  the
                    company must recognize an initial liability  for
                    the   fair  value,  or  market  value,  of   the
                    obligations  it assumes under the guarantee  and
                    must  disclose that information in its financial
                    statements.    The   provisions    related    to
                    recognizing a liability at inception of the guarantee for the fair value of the guarantor's obligations does not apply to product warranties or to guarantees accounted for as derivatives.
                    FIN No. 45 also requires expanded disclosures regarding product warranty expense. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Statement is not expected to have a material effect on the financial statements.

                    In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 requires that contracts with
                    comparable  characteristics  be  accounted   for
                    similarly. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement is not expected to have a material effect on the consolidated financial statements.

                    In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a material effect on the financial statements.


/38/


                                     Heritage Scholastic Corporation
                                       (a development stage company)


                          Notes to Consolidated Financial Statements

2. Development      The  Company has not had significant revenue and
   Stage            activities since the Company's inception    have
   Activities       been    devoted  primarily to raising    capital
                    and    creating a textbook.   The Company    has
                    begun to focus on developing the market for this textbook. As a result, the Company is a development stage enterprise as defined by SFAS
                    7.

3. Note             The  related party note payable, dated June  30,
   Payable          2003, consisted of demand of a demand note  with
                    HMC  bearing interest at 6%, which resulted from
                    graphic  services provided to the Company.   The
                    note was retired subsequent to year end.

4. Income           As    of    June  30, 2003 and 2002,  a  current
   Taxes            deferred     tax    asset    of    approximately
                    $66,000 and $12,000 had been recognized for  the
                    temporary differences related   to net operating
                    losses   carried   forward,  respectively.     A
                    valuation allowance of approximately $66,000 and
                    $12,000  has been recorded to fully  offset  the
                    deferred tax asset as it is not more likely than
                    not    that the   assets will be utilized.   The
                    Federal  net  operating losses of  approximately
                    $165,000  and  $28,000 expire in  2022  and  the
                    state  net  operating  losses  of  approximately
                    $165,000  and  $28,000 expire  in  2011,  unless
                    previously utilized.

                    California law imposes a franchise tax of 1.5% of taxable income on companies doing business in the state with a certain minimum amounts per year. The income taxes payable of $1,600 relates to California minimum taxes.

5. Preferred        The  Company has 20,000,000 shares of authorized
   Stock            preferred  stock.   No  shares  were  issued  or
                    outstanding as of June 30, 2002.

6. Common           On July 1, 2000 the   Company   issued 5,500,000
   Stock            shares   of   common  stock  to  the   Company's
                    founders  at  $0.001    per  share  for  a  note
                    receivable  that was repaid in  the  year  ended
                    June 30, 2002.

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


/39/


                                     Heritage Scholastic Corporation
                                       (a development stage company)


                          Notes to Consolidated Financial Statements

====================================================================

6. Common           Related  to the shares issued on June  30,  2002
   Stock,           the  Company issued 275,000 shares  to  a  stock
   Cont'd           offering consulting firm and 5,000 shares to  an
                    individual for work performed on the stock offering. These shares were valued at the stock-offering price of $0.10 per share, or $28,000.
                    The shares issued to the consulting firm were in addition to cash fees under an agreement for various stock offering services (see Note 9).
                    During 2002, the Company incurred a total of approximately $43,000 in direct costs related to above common stock offering, inclusive of the shares issued for services issued at a fair value of $28,000.

                    On November 27, 2002, the Company issued 50,000 shares of common stock to an investor for cash of $0.10 per share.

                    On February 8, 2003, the Company issued 50,000 shares of common stock to an investor for cash of $0.10 per share.

                    On Match 30, 2003 the Company issued 200,000 shares of common stock for services performed with a fair value of $20,000.

7. Stock
   Option/Stock
   Issuance
   Plan

   Plan             The  Company maintains a Stock Option Plan ("the
   description      Plan")  that  has a Discretionary  Option  Grant
                    Program  and a Stock Issuance Program.   Persons
                    eligible to participate in the Programs are non-employee members of a related entity, HMC.
                    There are 1,500,000 common shares reserved for issuance under the Plan.

   Stock            The    Plan Administrator determines   the terms
   options          of   the   stock  option  awards.   The  options
   issued for       granted  have  a    contractual  life  of  seven
   non-             years, vest over four years, and are exercisable
   employee         when vested.  The options vest as follows:
   services
                    ------------------------------------------------
                     December 31, 2002                     40%
                     June 30, 2004                         50%
                     June 30, 2005                         10%
                    ------------------------------------------------

                    In July 2001 the Company granted non-qualified stock options to various employees of HMC. The Company recorded a non-cash compensation expense of $10,000 and $5,700 for the years ended June 30, 2003 and 2002, respectively related to these non-employee options.

                    The fair value of each option is estimated on the date of grant using the minimum value method with the following weighted-average assumptions: a risk-free interest rate of 4.75%, a volatility of zero, and an expected life of 5 years.


/40/


                                     Heritage Scholastic Corporation
                                       (a development stage company)


                          Notes to Consolidated Financial Statements

====================================================================

   Stock            The Company values its stock, stock options, and
   options          warrants  issued to non-employees at fair  value
   issued for       in  accordance with the accounting prescribed in
   non-             SFAS No. 123, which states that all transactions
   employee         in  which goods or services are received for the
   services,        issuance   of   equity  instruments   shall   be
   cont'd           accounted  for based on the fair  value  of  the
                    consideration received or the fair value of the equity instruments issued, whichever is more reliably measured (see Note 1).

                    A summary of non-qualified stock option activity is as follows:

                                                          Weighted
                                                          Average
                                              Number of   Exercise
                                                Shares     Price
         ---------------------------------------------------------
         Options outstanding at July 30, 1999         -   $      -
         Granted July 1, 2001                 1,070,000   $   0.10
         Exercised                                    -   $      -
         Forfeited                             (210,000)  $   0.10
         ---------------------------------------------------------
         Options outstanding at June 30, 2002   860,000   $   0.10
         ---------------------------------------------------------
         Granted July 1, 2002                         -   $   0.10
         Exercised                                    -   $      -
         Forfeited                             (235,000)  $   0.10
         ---------------------------------------------------------
         Options outstanding at June 30, 2003   625,000   $   0.10
         ---------------------------------------------------------

                    Stock options that were exercisable as of June 30, 2003 and 2002 were 250,000 and zero respectively, the contractual remaining life of the option pool is 5 years. There have been no options grants to employees.

8. Related          Since  its  inception, the Company has  received
   Party            various   services  related  to   day   to   day
   Transactions     operations from a related entity, HMC.  The note
                    payable to HMC represents the balance due for these services and is due on demand (see Note
                    3).

                    In January 2002 the Company signed a sub-lease agreement with HMC that expires in December 2004 whereby the Company agreed to pay HMC $520 per month for the use of space and general office resources. The lease was revised in October of 2002 into a sublease between the Company and the Park's Family LLC. The Company recorded expense of $4,680 and $3,120 on the lease during the year ended June 30, 2003 and 2002, respectively. Future minimum lease payments under the agreement are as follows: $6,240 for the year ending June 30, 2004 and $3,120 for the year ending June 30, 2005.

                    Management believes the risk to the Company is minimal if HMC breaches or terminates this contract as there are other vendors that could perform these duties.


/41/


                                     Heritage Scholastic Corporation
                                       (a development stage company)


                          Notes to Consolidated Financial Statements

====================================================================

8. Related          In  March  2002 the Company signed  a  five-year
   Party            agreement with HMC whereby HMC will provide  the
   Transactions,    Company  with printing and binding services  for
   Cont'd           the  production  of  the Company's    textbooks.
                    The  Company has agreed to publish no fewer than
                    15  books  during the 5 year period as  well  as
                    give  HMC the right of first refusal during  the
                    same  period.  In return, HMC    has  agreed  to
                    design  and publish the Company's   books  at  a
                    the  lower of a discount   of 20% off HMC prices
                    or 90% of the average of 3 local bids obtained by the Company. The agreement can be terminated by either party for cause. The agreement was terminated by the Company in 2003 for cause..

9. Commitments
   and
   Contingencies

   Author           The  Company has agreed to pay   the  author  of
   royalties        the  textbook a royalty of 4.5% to 5% of the net
                    book sales, depending on the number of editions sold.

   Employment       The  Company has employment agreements with  key
   agreements       employees that specify terms of employment.


/42/