Form 10QSB
period 2003-09-30
HERITAGE SCHOLASTIC CORP
filed 2003-11-14
CIK 1172324

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003.

[_] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to

             Commission file number: 000-49998

             Heritage Scholastic Corporation
------------------------------------------------------------
   (Exact Name of Registrant as Specified in its Charter)

               Nevada                      88-0502934
------------------------------------      ------------
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

Common Stock, $0.001 par value per share: 7,919,875  (as of
November 12, 2003)
--------------------------------------------------------------

Transition Small Business Disclosure Format (check one):

  Yes ______ No X


/1/


Table of Contents

Heritage Scholastic Corp.

Part I    Financial Information

Item 1.   Financial Statements (unaudited)

          Condensed consolidated balance sheets - September 30,
2003 and 2002.

          Condensed consolidated statements of operations and comprehensive loss - Three months ended September 30, 2003 and September 30, 2002, and period from inception to September 30, 2003.

          Condensed consolidated statements of cash flows - Three months ended September 30, 2003 and September 30, 2002, and period from inception to September 30, 2003.

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

          Certifications


/2/


PART I - FINANCIAL STATEMENTS


ITEM 1.   FINANCIAL STATEMENTS
Heritage Scholastic Corporation
(a Development Stage Company)
Condensed Consolidated Balance Sheets

(unaudited)
==============================================================================
September 30,                                             2003         2002
------------------------------------------------------------------------------

Assets

Current Assets
Cash                                                  $    3,267    $     277
Restricted cash                                                0        2,650
Accounts receivable                                          600            0
Inventory                                                  5,481        8,286
Prepaid expenses                                           4,000            0
Advances - related party                                       0        5,607
------------------------------------------------------------------------------

Total current assets                                      13,347       16,820


Capitalized book expenses                                 15,341       20,455
------------------------------------------------------------------------------

                                                          15,341       20,455
------------------------------------------------------------------------------

Total assets                                          $   28,688    $  37,275
==============================================================================

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses                 $   14,375    $  14,587
Wages payable and related taxes                           42,317        6,193
Income taxes payable                                       1,600        1,600
Deferred revenue                                          20,320            0
Loan from shareholder                                      6,401            0
------------------------------------------------------------------------------

Total liabilities                                     $   85,373    $  22,371


/3/


Stockholders' Equity (Deficit)
Preferred stock; $0.001 par value, 20,000,000 shares
   authorized and no shares issued and outstanding             0            0
Common stock; $0.001 par value, 100,000,000 shares
   authorized and 7,918,875 and 7,618,875 shares
   issued and outstanding                                  7,919        7,619
Additional paid-in capital                               114,207       75,486
Deficit accumulated in the development stage            (178,810)     (68,201)
------------------------------------------------------------------------------

Total stockholders' equity (deficit)                  $  (56,684)   $  14,904
------------------------------------------------------------------------------

Total liabilities and stockholders' equity (deficit)  $   28,688    $  37,275
==============================================================================

   The accompanying notes are an integral part of these condensed consolidated financial statements.


/4/


Heritage Scholastic Corporation
(a Development Stage Company)

Condensed Consolidated Statements of Operations
(unaudited)
==============================================================================

                                          Three        Three    Period
                                         Months       Months    from Inception
                                          ended        ended    (30-July-1999)
                                      30-Sep-2003  30-Sep-2002  to 30-Sep-2003
------------------------------------------------------------------------------

Revenues                              $        0   $        0    $     8,400

Cost of Sales                                  0            0          7,919
------------------------------------------------------------------------------

Gross Profit                                   0            0            481

General and administrative expenses       14,228       40,426        179,291
------------------------------------------------------------------------------

Net Loss                              $  (14,228)  $  (40,426)   $  (178,810)
------------------------------------------------------------------------------

Loss Per Share of Common Stock        $    (0.00)  $    (0.01)
--------------------------------------------------------------

Weighted Average Shares Outstanding    7,918,875    6,780,635

==============================================================================
   The accompanying notes are an integral part of these condensed consolidated financial statements.


/5/


Heritage Scholastic Corporation
(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(unaudited)
==============================================================================

                                          Three        Three    Period
                                         Months       Months    from Inception
                                          ended        ended    (30-July-1999)
                                      30-Sep-2003  30-Sep-2002  to 30-Sep-2003
------------------------------------------------------------------------------

Cash Flows From Operating Activities

Net loss                              $ (14,228)   $  (40,426)   $  (178,810)

Adjustments to reconcile net loss
to net cash used in operating
activities:

   Non-Cash based compensation
expense                                     821         1,800         36,521

   Change in operating assets and
   liabilities:

     Accounts receivable                  2,700             0           (600)

     Inventory                                0        (8,286)        (5,481)

     Prepaid expenses                         0             0         (4,000)

     Accounts payable and accrued
     expenses                            (4,859)        8,305         14,735

     Wages and related taxes payable     10,566          (183)        42,317

     Income taxes payable                     0             0          1,600

     Deferred revenues                    8,320             0         20,320
------------------------------------------------------------------------------

Net cash provided by (used in)
operating activities                      3,320       (38,790)       (73,398)
------------------------------------------------------------------------------


Cash Flows From Investing Activities

   Net change in advances-related party       0        (5,607)             0

   Decrease in capitalized publishing
   costs                                      0        (6,071)       (15,341)
------------------------------------------------------------------------------

Net cash used in investing activities         0       (11,678)       (15,341)
------------------------------------------------------------------------------


Cash Flows From Financing Activities

Net proceeds from issuance of common
stock                                         0             0         85,605

Net change in advances-related party       (900)       (3,255)         6,401
------------------------------------------------------------------------------


/6/


Net cash provided by (used in) financing
activities                                 (900)       (3,255)        92,006
------------------------------------------------------------------------------

Net increase (decrease) in cash           2,420       (53,723)         3,267

Cash at Beginning of Period                 847        56,650              0
------------------------------------------------------------------------------

Cash at End of Period                 $   3,267    $    2,927    $     3,267
==============================================================================


--------------------------------------------------------------
Noncash Investing and Financing Activities:


During the three-month periods ended September 30, 2003 and September 30, 2002, the Company recorded non-cash stock based compensation expense of $821 and $1,800 respectively for stock options issued to non-employees.

During the period from inception to September 30, 2003, the
Company recorded non-cash stock based compensation expense of
$36,521 for stock options issued to non-employees.
==============================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.



/7/


Heritage Scholastic Corporation
(a Development Stage Company)


Notes to the Condensed Consolidated Financial Statements

===================================================================

1. Basis of       The accompanying condensed consolidated financial
   Presentation   statements  of  Heritage  Scholastic  Corporation
                  ("the Company"), was incorporated in the state of
                  Nevada  on  July  30, 1999 with  the  purpose  of
                  developing history textbooks for sale to students
                  in grades kindergarten through high school in the
                  United States. In the opinion of management,  the
                  condensed financial statements reflect all normal
                  and  recurring  adjustments, which are  necessary
                  for   a   fair  presentation  of  the   Company's
                  financial  position, results  of  operations  and
                  cash  flows as of the dates and for the  periods,
                  presented.  The condensed consolidated  financial
                  statements have been prepared in accordance  with
                  generally  accepted  accounting  principles   for
                  interim   financial  information.   Consequently,
                  these  statements do not include all  disclosures
                  normally    required   by   generally    accepted
                  accounting  principles of the  United  States  of
                  America for annual financial statements nor those
                  normally made in an Annual Report on Form 10-KSB.
                  Accordingly,  reference should  be  made  to  the
                  Company's  Form 10-KSB, for the year  ended  June
                  30,  2003,  filed on October 10, 2003,  with  the
                  U.S.  Securities  and  Exchange  Commission   for
                  additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The results of operations for the periods ended September 30, 2003 are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2004 or any future period, and the Company makes no representations related thereto.

                  The accompanying condensed consolidated financial statements as of September 30, 2003 have been prepared assuming the Company will continue as a going concern. The Company had negative working capital of $72,026 as of September 30, 2003, and incurred a net loss for the three month period ended September 30, 2003 and period from inception to September 30, 2003 of $14,228 and $178,810, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Even though the Company generated a small amount of revenue in the period from inception to September 30, 2003, the Company continues to be a development stage company as the Company's primary focus is raising capital and attracting business. During the period from inception to September 30, 2003, management raised net proceeds of approximately $86,000 through sales of common stock. Subsequent to September 30, 2003, management intends to continue to raise additional financing through a combination of public and/or private equity placements, commercial project financing and government program funding to fund future operations and commitments. There is no assurance


/8/


                  that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

1. Basis of       The  accompanying condensed financial  statements
   Presentation   do  not  include any adjustments to  reflect  the
   Cont'd         possible future effects on the recoverability and
                  classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                  The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities and the results of operations during the reporting period. Actual results could differ materially from those estimates.

2. Significant These condensed consolidated financial statements Accounting do not include the complete list of significant
   Policies       accounting policies, reference should be made  to
                  the Company's Form 10-KSB filed  on  October  10,
                  2003 for a more complete description of the relevant accounting policies.

                  These condensed consolidated financial statements include the accounts of its wholly owned subsidiary, Books for Kids, Inc. (a Nevada Corporation). Books for Kids, Inc. was incorporated on February 21, 2003. All material intercompany transactions have been eliminated in consolidation.

                  Inventory consists of book inventory and is stated at lower of cost or market as determined by the first-in, first-out method.

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

                  As of September 30, 2003 a current deferred tax asset of approximately $72,000 had been recognized for the temporary differences related to net operating losses carried forward. A valuation allowance of approximately $72,000 has been recorded to fully offset the deferred tax asset, as it is not more likely than not that the assets will be utilized. The Federal net operating losses of approximately $179,000 begin to expire in 2022 and the state net operating losses of approximately $179,000 begin to expire in 2011, unless previously utilized.

                  California law imposes a franchise tax of 1.5% of taxable income on companies doing business in the state with a certain minimum amounts per year.


/9/


Heritage Scholastic Corporation
(a Development Stage Company)


Notes to Condensed Consolidated Financial Statements

===================================================================

3. Advances         Heritage   Media   Corporation's   (HMC)   sole
   with             shareholders are Charles and Lori  Parks.   The
   a Related        Parks'  are  also shareholders in the  Company.
   Party            The  Company  also shares officers,  directors,
                    facilities,  and other various  resources  with
                    HMC.   From  time to time the Company  and  HMC
                    advance  money to cover common expenses related
                    to graphic design and other operating expenses.
                    The   advances  are  due  on  demand  and  bear
                    interest  at  6%  per  annum.   There  were  no
                    outstanding advances at September 30, 2003.

4. Recent          There  were  no recent Accounting Pronouncements
   Accounting that effect the Company during the first Pronouncements quarter ended September 30, 2003. For past pronouncements please refer to the Company's 10-
                   KSB filed October 10, 2003.

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

                   Related to the shares issued on June 30, 2002 the Company issued 75,000 shares to a stock offering consulting firm and 5,000 shares to an individual for work performed on the stock offering. These shares were valued at the stock-offering price of $0.10 per share, or $28,000. The shares issued to the consulting firm were in addition to cash fees under an agreement for various stock offering services.

                   The Company incurred a total of approximately $43,000 in direct costs related to above common stock offering, inclusive of the shares issued for services issued at a fair value of $28,000.


/10/


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


/11/


Part I Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

As of September 30, 2003, we have generated revenues of $8,400 of which none were generated in the three-month period ended September 30, 2003. The Company has received additional orders totaling $20,320, which have not been filled as of September 30, 2003. We expect orders and revenue to grow in the 2nd quarter as more sales contacts are made. Even though we have generated a small amount of revenue to-date, we continue to be a development stage company as defined by SFAS 7, as our primary focus is raising capital and attracting business. Accordingly, due to the Company's status as a development stage company, negative working capital, and continued losses, our independent public accountants have issued a comment regarding our ability to continue as a going concern (please see footnote 1 of the condensed consolidated financial statements). The Company's CEO, Charles Parks, continues as a part-time salesperson between one and two days per week. In addition the Company has hired Stephen Hung as a commission-only salesperson. Currently the company is selling books in both the Los Angeles and Boston areas. Plans are to expand into other markets once we have our first full time sales person, cash flow permitting.

Expenses during the first quarter of this year were approximately $14,200 compared with approximately $40,400 for the same quarter last year. In the quarter ended September 30, 2003 most of the expenses were accrued wages and salaries. In the same quarter last year the largest expenses were legal and professional fees related to the 10-QSB filing for the SEC. The company is currently engaged in discussions and correspondence with the NASD to complete the company's listing on the bulletin board.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements as of September 30, 2003 have been prepared assuming the Company will continue as a going concern. However, the Company had negative working capital of $72,026 as of September 30, 2003, and incurred a net loss for the three-month period ended September 30, 2003 and period from inception to September
30, 2003 of $14,228 and $178,810, respectively. These
conditions raise substantial doubt about the Company's ability to continue as a going concern.

As of September 30, 2003, we had $3,267 in cash, $600 in receivables and $5,481 in books inventory. The rent expense continues to accrue as a payable due to an affiliate. During the first quarter, the Company raised no additional capital.

We believe our total current assets of $13,347 as of September 30, 2003, plus projected cash flows, and future offerings that we plan to do, will provide sufficient capital to implement our plan to place our textbooks throughout the targeted school districts. Our current monthly operating expense is less than $1,500, exclusive of management's salaries, which continued to be deferred until we have sufficient sales and cash flow to pay them.

The Company currently has a deferred tax asset of approximately $72,000 for the temporary differences related to net operating losses carried forward. A fully valuation allowance has been recorded as it is not more likely than not that the assets will be utilized. The Company also has federal net operating losses that will begin to expire in 2022 and state net operating losses in 2011, see also footnote 1 in the notes to the consolidated financial statements.


/12/


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There were no recent Accounting Pronouncements that effect the Company during the first quarter ended September 30, 2003. For past pronouncements please refer to the Company's 10-KSB filed
October 10, 2003.

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

Need for Additional Financing

We may need to obtain additional financing in the event that we are unable to realize sufficient revenue or collect accounts receivable when we emerge from the development stage. We may incur additional indebtedness from time to time to finance acquisitions, provide for working capital or capital expenditures or for other purposes. However, we currently anticipate that our expected operating cash flow and the funds raised from future offerings of common stock that we plan to do will be sufficient to meet our operating expenses for at least the next 12 to 24 months.

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
RISK

Technological change, continuing process development, and a reduction in school district spending may affect the markets for our products. Our success will depend, in part, upon our continued ability to provide quality textbooks that meet changing customer needs, successfully anticipate or respond to technological changes in technological processes on a cost-effective and timely basis and enhance and expand our client base. Current competitors or new market entrants may provide products superior to ours that could adversely affect the competitive position of our Company. Any failure or delay in achieving our priorities for the next six to twelve months of operations as stated in Part I Item 2 could have a material adverse effect on our business, future results of operations and financial condition.


/13/


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

HERITAGE SCHOLASTIC CORPORATION

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of threatening litigation.


/14/


SIGNATURES



In accordance with Section 12 of the Securities Exchange Act of
1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



Heritage Scholastic Corporation
(Registrant)


Date: November 12, 2003
      -----------------


By: /s/ Charles E. Parks
    --------------------
    Charles E. Parks, President and CEO





Date: November 12, 2003
      -----------------


By: /s/ Randall L. Peterson
    -----------------------
    Randall L. Peterson, Treasurer and CFO


/15/