Form 10QSB
period 2003-12-31
HERITAGE SCHOLASTIC CORP
filed 2004-02-19
CIK 1172324

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2003.

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

        136 Acacia, Solana Beach, California 92075
------------------------------------------------------------
          (Address of Principal Executive Offices)

                        858-755-9829
         ----------------------------------------
     (Issuer's Telephone Number, Including Area Code)

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

Common Stock, $0.001 par value per share: 7,919,875  (as of
February 19, 2004)
--------------------------------------------------------------

Transition Small Business Disclosure Format (check one):

  Yes ______ No X


/1/

Table of Contents

Heritage Scholastic Corp.

Part I    Financial Information

Item 1.   Financial Statements (unaudited)

          Condensed consolidated balance sheets - December 31,
2003 and 2002.

          Condensed consolidated statements of operations and comprehensive loss - Three months and Six months ended December 31, 2003 and December 31, 2002, and period from inception to December 31, 2003.

          Condensed consolidated statements of cash flows - Six months ended December 31, 2003 and December 31, 2002, and period from inception to December 31, 2003.

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

PART I - FINANCIAL INFO


ITEM 1.   FINANCIAL STATEMENTS

Heritage Scholastic Corporation
(a Development Stage Company)
Condensed Consolidated Balance Sheets

(unaudited)
==============================================================================
December 31,                                             2003         2002
------------------------------------------------------------------------------
Assets

Current Assets
Cash                                                  $    1,418    $     205
Restricted cash                                                0            0
Accounts receivable                                          600            0
Inventory                                                  5,481        8,286
Prepaid expenses                                           4,000            0
Advances - related party                                       0            0
------------------------------------------------------------------------------
Total current assets                                      11,499       8,491

Capitalized book expenses                                 15,341       20,455
------------------------------------------------------------------------------

                                                          15,341       20,455
------------------------------------------------------------------------------

Total assets                                          $   26,840    $  28,946
==============================================================================

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses                 $   24,759    $  15,181
Wages payable and related taxes                           51,983       15,859
Income taxes payable                                       1,600        1,600
Deferred revenue                                          20,320            0
Loan from shareholder                                     15,068       13,053
------------------------------------------------------------------------------

Total liabilities                                     $  113,730    $  45,693


/3/

Stockholders' Deficit
Preferred stock; $0.001 par value, 20,000,000 shares
   authorized and no shares issued and outstanding             0            0
Common stock; $0.001 par value, 100,000,000 shares
   authorized and 7,919,875 and 7,668,875 shares
   issued and outstanding                                  7,920        7,669
Additional paid-in capital                               115,127       82,836
Deficit accumulated in the development stage            (209,937)    (107,252)
------------------------------------------------------------------------------

Total stockholders' deficit                           $  (86,890)   $ (16,747)
------------------------------------------------------------------------------

Total liabilities and stockholders' deficit           $   26,840    $  28,946
==============================================================================
   The accompanying notes are an integral part of these condensed consolidated financial statements.


/4/

HERITAGE SCHOLASTIC CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                           THREE   SIX MONTHS            THREE      SIX MONTHS             PERIOD
                                          MONTHS                        MONTHS                     FROM INCEPTION
                                           ENDED        ENDED            ENDED           ENDED      (30-JULY-1999)
                                     31-DEC-2003    31-DEC-2003      31-DEC-2002     31-DEC-2002    TO 31-DEC-2003
------------------------------------------------------------------------------------------------------------------

Revenues                            $          0  $         0     $          0     $         0     $        8,400

Cost of Sales                                  0            0                0               0              7,919
------------------------------------------------------------------------------------------------------------------
Gross Profit                                   0            0                0               0                481

General and administrative                31,126       45,355           39,051          79,477            210,418
expenses
------------------------------------------------------------------------------------------------------------------
NET LOSS                            $    (31,126) $   (45,355)     $   (39,051)     $  (79,477)     $    (209,937)
------------------------------------------------------------------------------------------------------------------

LOSS PER SHARE OF COMMON STOCK      $      (0.00)  $    (0.01)     $     (0.01)     $    (0.01)
------------------------------------------------------------------------------------------------------------------

Weighted Average Shares                7,918,875     7,918,875       7,643,875       7,635,542
Outstanding
==================================================================================================================

   The accompanying notes are an integral part of these consolidated financial statements.


/5/

Heritage Scholastic Corporation
(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(unaudited)
==============================================================================

                                          Six          Six            Period
                                         Months       Months    from Inception
                                          ended        ended    (30-July-1999)
                                      31-Dec-2003  31-Dec-2002  to 31-Dec-2003
------------------------------------------------------------------------------

Cash Flows From Operating Activities

Net loss                              $ (45,355)   $  (79,477)   $  (209,937)

Adjustments to reconcile net loss
to net cash used in operating
activities:

   Non-Cash based compensation
expense                                   1,642         4,200         37,342

   Change in operating assets and
   liabilities:

     Accounts receivable                  2,700             0           (600)

     Inventory                                0        (8,286)        (5,481)

     Prepaid expenses                         0             0         (4,000)

     Accounts payable and accrued
     expenses                             5,166         8,911         24,759

     Wages and related taxes payable     20,231         9,481         51,983

     Income taxes payable                     0             0          1,600

     Deferred revenues                    8,320             0         20,320
------------------------------------------------------------------------------

Net cash used in
operating activities                     (7,296)      (65,171)       (84,014)
------------------------------------------------------------------------------


Cash Flows From Investing Activities

   Net change in advances-related party       0             0          3,255

   Decrease in capitalized publishing
   costs                                      0        (6,071)       (15,341)
------------------------------------------------------------------------------

Net cash used in investing activities         0        (6,071)       (12,086)
------------------------------------------------------------------------------


Cash Flows From Financing Activities

Net proceeds from issuance of common
stock                                       100         5,000         85,705

Net change in advances-related party      7,767         9,798         11,813
------------------------------------------------------------------------------


/6/


Net cash provided by financing
activities                                7,867        14,798         97,518
------------------------------------------------------------------------------

Net increase (decrease) in cash             571       (56,444)         1,418

Cash at Beginning of Period                 847        56,649              0
------------------------------------------------------------------------------

Cash at End of Period                 $   1,418    $      205    $     1,418
==============================================================================


--------------------------------------------------------------
Noncash Investing and Financing Activities:


During the six-month periods ended December 31, 2003 and December 31, 2002, the Company recorded non-cash stock based compensation expense of $1,642 and $4,200 respectively for stock options issued to non-employees.

During the period from inception to December 31, 2003, the
Company recorded non-cash stock based compensation expense of
$37,342 for stock options issued to non-employees.
==============================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.


/7/


Heritage Scholastic Corporation
(a Development Stage Company)


Notes to the Condensed Consolidated Financial Statements

===================================================================

1. Basis of       The accompanying condensed consolidated financial
   Presentation   statements  of  Heritage  Scholastic  Corporation
                  ("the Company") include the accounts of the Company
                  and its subsidiary, Books for Kids, Inc. The Company
                  was  incorporated  in  the  state  of
                  Nevada  on  July  30, 1999 with  the  purpose  of
                  developing history textbooks for sale to students
                  in grades kindergarten through high school in the
                  United States. In the opinion of management,  the
                  condensed financial statements reflect all normal
                  and  recurring  adjustments, which are  necessary
                  for   a   fair  presentation  of  the   Company's
                  financial  position, results  of  operations  and
                  cash  flows as of the dates and for the  periods,
                  presented.  The condensed consolidated  financial
                  statements have been prepared in accordance  with
                  generally  accepted  accounting  principles   for
                  interim   financial  information.   Consequently,
                  these  statements do not include all  disclosures
                  normally    required   by   generally    accepted
                  accounting  principles of the  United  States  of
                  America for annual financial statements nor those
                  normally made in an Annual Report on Form 10-KSB.
                  Accordingly,  reference should  be  made  to  the
                  Company's  Form 10-KSB, for the year  ended  June
                  30,  2003,  filed on October 10, 2003,  with  the
                  U.S.  Securities  and  Exchange  Commission   for
                  additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The results of operations for the periods ended December 31, 2003 are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2004 or any future period, and the Company makes no representations related thereto.

                  The accompanying condensed consolidated financial statements as of December 31, 2003 have been prepared assuming the Company will continue as a going concern. The Company had negative working capital of $102,231 as of December 31, 2003, and incurred a net loss for the three month, six month
                  period ended December 31, 2003 and  period   from
                  inception to December 31, 2003 of $31,126, $45,355
                  and $209,937, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Even though the Company generated a small amount of revenue in the period from inception to December 31, 2003, the Company continues to be a development stage company as the Company's primary focus is raising
                  capital  and  attracting  business.   During  the
                  period from inception to December 31, 2003, management raised net proceeds of approximately $86,000 through sales of common stock. Subsequent to December 31, 2003, management intends to continue to raise additional financing through a
                  combination  of  public  and/or  private   equity
                  placements to fund future
                  operations and commitments. There is no assurance


/8/


                  that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

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

                  As of December 31, 2003 a current deferred tax
                  asset  of   approximately   $84,000   had   been
                  recognized for the temporary differences related to net operating losses carried forward. A valuation allowance of approximately $84,000 has been recorded to fully offset the deferred tax asset, as it is not more likely than not that the assets will be utilized. The Federal net operating losses of approximately $210,000 begin to expire in 2022 and the state net operating losses of approximately $210,000 begin to expire in 2011, unless previously utilized.

                  California law imposes a franchise tax of 1.5% of taxable income on companies doing business in the state with a certain minimum amounts per year.


/9/


Heritage Scholastic Corporation
(a Development Stage Company)


Notes to Condensed Consolidated Financial Statements

===================================================================

3. Advances         Parks Family LLC's (PFLLC) sole
   with             members are Charles and Lori  Parks.   The
   a Related        Parks'  are  also shareholders in the Company.
   Party            The  Company  also shares facilities and other
                    various  resources  with PFLLC.   From time to
                    time the Company  and  PFLLC advance  money to
                    cover common expenses related to graphic design
                    and other operating expenses. The  advances are
                    due  on  demand  and  bear interest  at  6% per
                    annum.   At December 31, 2003 the  Company had
                    been advanced $15,068 from PFLLC.

4. Recent          There  were  no recent Accounting Pronouncements
   Accounting      that   effect  the  Company  during  the   first
   Pronouncements  quarter  ended  December 31,  2003.   For  past
                   pronouncements please refer to the Company's 10-
                   KSB filed October 10, 2003.

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

                  On  December 31, 2003 the Company issued  1,000
                shares of common stock to an investor for cash of $0.10 per share.



/11/


Part I Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

From inception to December 31, 2003, we have generated revenues of $8,400 of which none were generated in the three-month or six month period ended December 31, 2003. The Company has received additional orders totaling $20,320, which have not been filled as of December 31, 2003. We expect orders and revenue to grow in the 3rd and 4th quarter as we move forward in hiring a full-time salesperson, initially for the Los Angeles area. Even though we have generated a small amount of revenue to-date, we continue to be a  development  stage company as defined  by  SFAS  7,  as  our primary  focus  is  raising  capital and  attracting  business.
Accordingly, due to the Company's status as a development stage company,  negative working capital, and continued  losses,  our independent public accountants have issued a comment  regarding our ability to continue as a going concern (please see footnote
1  of  the  condensed consolidated financial statements).   The
Company's   CEO, Charles  Parks, has discontinued  his work as  a   part-time
salesperson in order to focus on locating and hiring a full-time salesperson.
Stephen  Hung  continues to work as   a   commission-only
salesperson in Boston. Currently the company is attempting to sell books in both the Los Angeles and Boston areas. Plans are to expand into other markets once we have our first full time sales person, cash flow permitting.

Expenses   during  the  quarter  ended December 31, 2003   were
approximately $31,100 compared with approximately  $39,100  for the same quarter last year.  In the quarter ended December 31,
2003 most of the expenses were for legal and professional fees related to the company's SEC filings. Accrued wages and salaries were the second largest expense and the same amount as the 1st Quarter of the current fiscal year. In the same quarter last year the largest expenses were legal and professional  fees related to the 10-QSB filing  for  the  SEC.
The   company completed the company's  listing
on the bulletin board in January, 2004 and the stock began trading in the public sector in February, 2004. The Company's ticket symbol is HGSC.

Expenses   during  the  first  six months  of   2003   were
approximately $45,400 compared with approximately $79,500 for the same period last year. In the six months ended December 31, 2003 most of the expenses were for legal and professional fees related to the company's SEC filings. Accrued wages and salaries were the second largest expense. In the same period last year the largest expenses were legal and professional fees related to the 10-QSB filing for the SEC.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements as of December 31, 2003 have been prepared assuming the Company will continue as a going concern. However, the Company had negative working capital of $102,231 as of December 31, 2003, and incurred a net loss for the three-month period and six month period ended December 31, 2003 and period from inception to December
31, 2003 of $31,126, $45,355 and $209,936, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

As of December 31, 2003, we had $1,418 in cash, $600 in receivables and $5,481 in books inventory. The rent expense continues to accrue as a payable due to an affiliate. During the second quarter, the Company raised $100 in additional capital.

We believe our total current assets of $11,499 less prepaid expenses of $4,000 as of December 31, 2003, plus projected cash flows, and future offerings that we plan to do, will provide sufficient capital to implement our plan to place our textbooks throughout the targeted school districts. Our current monthly operating expense is less than $1,500, exclusive of management's salaries, which continued to be deferred until we have sufficient sales and cash flow to pay them.

The Company currently has a deferred tax asset of approximately
$84,000 for the temporary differences related to net operating losses carried forward. A full valuation allowance has been recorded as it is not more likely than not that the assets will be utilized. The increase in the deferred tax asset and the valuation allowance was $12,000 from September 30, 2003 to December 31, 2003. The Company also has federal net operating losses that will begin to expire in 2022 and state net operating losses in 2011, see also footnote 1 in the notes to the consolidated financial statements.


/12/


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There were no recent Accounting Pronouncements that effect the Company during the first quarter ended December 31, 2003. For past pronouncements please refer to the Company's 10-KSB filed
October 10, 2003.

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


Date: February 19, 2004
      -----------------


By: /s/ Charles E. Parks
    --------------------
    Charles E. Parks, President and CEO





Date: February 19, 2004
      -----------------


By: /s/ Randall L. Peterson
    -----------------------
    Randall L. Peterson, Treasurer and CFO


/15/