Form 10QSB
period 2004-03-31
HERITAGE SCHOLASTIC CORP
filed 2004-05-14
CIK 1172324

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                         FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2004.

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

  136 No. Acacia Ave., Suite B,  Solana Beach, California 92075
---------------------------------------------------------------
          (Address of Principal Executive Offices)

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

Common Stock, $0.001 par value per share: 7,919,875 (as of May 14, 2004)
------------------------------------------------------------------------

Transition Small Business Disclosure Format (check one):

  Yes ______ No X


/1/


                            Table of Contents

                        Heritage Scholastic Corp.


Part I   Financial Information

 Item 1. Financial Statements (unaudited)

         Condensed consolidated balance sheets - March 31, 2004 and 2003.

         Condensed consolidated statements of operations and comprehensive loss - Three months and Nine months ended March 31, 2004 and March 31, 2003, and period from inception to March 31, 2004.

         Condensed consolidated statements of cash flows - Nine months ended March 31, 2004 and March 31, 2003, and period from inception to March 31, 2004.

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

Certifications


/2/


PART I - FINANCIAL INFO


ITEM 1.   FINANCIAL STATEMENTS
Heritage Scholastic Corporation
(a Development Stage Company)
Condensed Consolidated Balance Sheets

(unaudited)
========================================================================
March 31,                                           2004         2003
------------------------------------------------------------------------
Assets

Current Assets
Cash                                            $    2,169     $      56
Restricted cash                                          0             0
Accounts receivable                                    600         1,940
Inventory                                            5,481         8,286
Prepaid expenses                                     4,000             0
Advances - related party                                 0             0
------------------------------------------------------------------------
Total current assets                                12,250        10,282

Capitalized book expenses                           15,341        17,898
------------------------------------------------------------------------

                                                    15,341        17,898
------------------------------------------------------------------------

Total assets                                    $   27,591     $  28,180
========================================================================

Liabilities and Stockholders' Deficit

Current Liabilities
Accounts payable and accrued expenses           $   20,545     $  32,190
Wages payable and related taxes                     61,648        22,986
Income taxes payable                                 1,600           800
Deferred revenue                                    20,320             0
Loan from shareholder                               26,282           300
------------------------------------------------------------------------

Total liabilities                               $  130,395     $  56,276

Stockholders' Deficit
Preferred stock; $0.001 par value,
 20,000,000 shares authorized and
 no shares issued and outstanding                        0             0
Common stock; $0.001 par value,
 100,000,000 shares authorized and
 7,919,875 and 7,918,875 shares
 issued and outstanding                              7,920         7,919
Additional paid-in capital                         115,948       110,486
Deficit accumulated in the development stage      (226,672)     (146,501)
------------------------------------------------------------------------

Total stockholders' deficit                     $ (102,804)    $ (28,096)
------------------------------------------------------------------------

Total liabilities and stockholders' deficit     $   27,591     $  28,180
========================================================================

   The accompanying notes are an integral part of these condensed consolidated financial statements.


/3/


                                           Heritage Scholastic Corporation
                                             (a Development Stage Company)

                           Condensed Consolidated Statements of Operations
                                                               (unaudited)
==========================================================================
                       Three       Nine     Three     Nine       Period
                      Months     Months    Months   Months  from Inception
                       ended      ended     ended    ended  (30-July-1999)
                      31-Mar-    31-Mar-   31-Mar-   31-Mar-   to 31-Mar-
                        2004       2004      2003     2003       2004
--------------------------------------------------------------------------
Revenues            $      0   $      0  $   3,300  $   3,300  $    8,400

Cost of Sales              0          0      2,557      2,557       7,919
--------------------------------------------------------------------------

Gross Profit               0          0        743        743         481

General and
administrative
expenses              16,736     62,090     39,992    119,469     227,154
--------------------------------------------------------------------------

Net Loss            $(16,736)  $(62,090) $ (36,692) $(118,726) $ (226,673)
--------------------------------------------------------------------------

Loss Per Share of
Common Stock        $  (0.00)  $  (0.01) $   (0.00) $   (0.02)
--------------------------------------------------------------------------

Weighted Average
Shares Outstanding 7,919,875  7,919,208  7,699,644  7,651,963

==========================================================================

     The accompanying notes are an integral part of these consolidated financial statements.


/4/


Heritage Scholastic Corporation
(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(unaudited)
===========================================================================

                                        Nine         Nine        Period
                                       Months      Months    from Inception
                                        ended       ended    (30-July-1999)
                                    31-Mar-2004  31-Mar-2003 to 31-Mar-2004
---------------------------------------------------------------------------

Cash Flows From Operating Activities
Net loss                              $ (62,090)  $ (118,726)  $  (226,672)
Adjustments to reconcile net loss
 to net cash used in operating
 activities:
Non-Cash based compensation expense       2,463        7,100        38,163
  Change in operating assets and
  liabilities:
   Accounts receivable                    2,700       (1,940)         (600)
   Inventory                                  0       (8,286)       (5,481)
   Prepaid expenses                           0            0        (4,000)
   Accounts payable and accrued expenses    952       25,918        20,545
   Wages and related taxes payable       29,896       16,610        61,648
   Income taxes payable                       0         (800)        1,600
   Deferred revenues                      8,320            0        20,320
---------------------------------------------------------------------------

Net cash used in
operating activities                    (17,759)     (80,124)      (94,477)
---------------------------------------------------------------------------

Cash Flows From Investing Activities
 Net change in advances-related party         0       (2,955)        3,255
 Decrease in capitalized publishing costs     0       (3,514)      (15,341)
---------------------------------------------------------------------------

Net cash used in investing activities         0       (6,469)      (12,086)
---------------------------------------------------------------------------

Cash Flows From Financing Activities
 Net proceeds from issuance of common stock 100       30,000        85,705
 Net change in advances-related party    18,981            0        23,027
---------------------------------------------------------------------------

Net cash provided by financing
activities                               19,081       30,000       108,732
---------------------------------------------------------------------------

Net increase (decrease) in cash           1,322      (56,593)        2,169

Cash at Beginning of Period                 847       56,649             0
---------------------------------------------------------------------------

Cash at End of Period                 $   2,169   $       56   $     2,169
===========================================================================


--------------------------------------------------------------
Noncash Investing and Financing Activities:


During the nine-month periods ended March 31, 2004 and March 31, 2003, the Company recorded non-cash stock based compensation expense of $2,463 and $7,100 respectively for stock options issued to non-employees.

During the period from inception to March 31, 2004, the
Company recorded non-cash stock based compensation expense of
$38,163 for stock options issued to non-employees.
==============================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.


/5/


Heritage Scholastic Corporation
(a Development Stage Company)


Notes to the Condensed Consolidated Financial Statements

===================================================================

1. Basis of       The accompanying condensed consolidated financial
   Presentation   statements  of  Heritage  Scholastic Corporation
                  ("the Company") include the accounts of the
                  Company and its subsidiary, Books for Kids, Inc.
                  The Company was incorporated in the state of
                  Nevada  on  July  30, 1999 with  the  purpose of
                  developing history textbooks for sale to students
                  in grades kindergarten through high school in the
                  United States. In the opinion of management, the
                  condensed financial statements reflect all normal
                  and  recurring  adjustments, which are necessary
                  for   a   fair  presentation  of  the Company's
                  financial  position, results  of  operations and
                  cash  flows as of the dates and for the periods,
                  presented.  The condensed consolidated financial
                  statements have been prepared in accordance with
                  generally  accepted  accounting  principles for
                  interim   financial  information. Consequently,
                  these  statements do not include all disclosures
                  normally    required   by   generally accepted
                  accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB.
                  Accordingly, reference should be made to the Company's Form 10-KSB, for the year ended June
                  30,  2003,  filed on October 10, 2003,  with the
                  U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The results of operations for the periods ended March 31, 2004 are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2004 or any future period, and the Company makes no representations related thereto.

                  The accompanying condensed consolidated financial statements as of March 31, 2004 have been prepared assuming the Company will continue as a going concern. The Company had negative working capital of $118,145 as of March 31, 2004, and incurred a net loss for the three month, nine month period ended March 31, 2004 and period from inception to March 31, 2004 of $16,736, $62,090 and
                  $226,672, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Even though the Company generated a small amount of revenue in the period from inception to March 31, 2004, the Company continues to be a development stage company as the Company's primary focus is raising
                  capital  and  attracting  business.   During the
                  period from inception to March 31, 2004, management raised net proceeds of approximately $86,000 through sales of common stock. Subsequent to March 31, 2004, management intends to continue to raise additional financing through a combination of public and/or private equity placements to fund future operations and commitments. There is no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.


/6/


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

                  As of March 31, 2004 a current deferred tax
                  asset  of   approximately   $91,000   had   been
                  recognized for the temporary differences related to net operating losses carried forward. A valuation allowance of approximately $88,000 has been recorded to fully offset the deferred tax asset, as it is not more likely than not that the
                  assets   will   be  utilized.  The  Federal net
                  operating losses of approximately $227,000 begin to expire in 2022 and the state net operating losses of approximately $227,000 begin to expire in 2011, unless previously utilized.

                  California law imposes a franchise tax of 1.5% of taxable income on companies doing business in the state with a certain minimum amounts per year.


/7/


Heritage Scholastic Corporation
(a Development Stage Company)


Notes to Condensed Consolidated Financial Statements

===================================================================

3. Advances        Parks Family LLC's (PFLLC) sole
   with            members are Charles and Lori  Parks.   The
   a Related       Parks'  are  also shareholders in the Company.
   Party           The  Company  also shares
                   facilities  and other various  resources  with
                   PFLLC.   From  time to time the Company  and PFLLC
                   advance  money to cover common expenses related
                   to graphic design and other operating expenses.
                   The   advances  are  due  on  demand  and bear
                   interest  at  6%  per  annum.   At March 31, 2004
                   the       Company had been advanced $22,001 from
                   PFLLC and $4,282 from the Company's CFO and shareholder.

4. Recent          There  were  no recent Accounting Pronouncements
   Accounting      that   effect  the  Company  during  the
   Pronouncements  quarter  ended  March 31,  2004.   For  past
                   pronouncements please refer to the Company's 10-
                   KSB filed October 10, 2003.

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


/8/


Part I Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

RESULTS OF OPERATIONS

From inception to March 31, 2004, we have generated revenues of
$8,400 of which none were generated in the three-month or nine month period ended March 31, 2004. The Company has received additional orders totaling $20,320, which have not been filled as of March
31, 2004.  We expect orders and revenue to grow in the 4th
quarter as we move forward in hiring a full-time salesperson, initially for the Los Angeles area. Even though we have
generated a small amount of revenue to-date, we continue to  be a  development  stage company as defined  by  SFAS  7,  as  our primary  focus  is  raising  capital and  attracting  business.
Accordingly, due to the Company's status as a development stage company,  negative working capital, and continued  losses,  our independent public accountants have issued a comment  regarding our ability to continue as a going concern (please see footnote
1  of  the  condensed consolidated financial statements).   The
Company's   CEO, Charles  Parks, has discontinued  his work as  a
part-time salesperson in order to focus on locating and hiring a full-time salesperson. Stephen Hung has discontinued his work as a commission-only salesperson in Boston. Currently the company is attempting to sell books only in the Los Angeles area. Plans are to expand into other markets once we have some success with our first full time sales person, cash flow permitting.

Expenses during the quarter ended March 31, 2004   were
approximately $16,700 compared with approximately $40,000 for the same quarter last year. In the quarter ended March 31,
2004 most of the expenses were for accrued wages and salaries, which was the same amount as both the 1st and 2nd Quarter of the current fiscal year. Legal and professional fees related to the company's SEC filings were the second largest expense. In the same quarter last year the largest expenses were legal and professional fees related to the 10-QSB filing for the SEC.
The   company completed the company's  listing on the bulletin
board in January, 2004 and the stock began trading in the public sector in February, 2004. The Company's ticket symbol is HGSC.

Expenses   during  the  first  nine months  of   2004   were
approximately $62,100 compared with approximately $119,500 for the same period last year. In the nine months ended March 31, 2004 most of the expenses were for accrued wages and salaries. Legal and professional fees related to the company's SEC filings were the second largest expense. In the same period last year the largest expenses were legal and professional fees related to the 10-QSB filing for the SEC.


/9/


LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements as of March 31, 2004 have been prepared assuming the Company will continue as a going concern. However, the Company had negative working capital of $118,145 as of March 31, 2004, and incurred a net loss for the three-month period and nine month period ended March 31, 2004 and period from inception to March 31, 2004 of $16,736, $62,090 and $226,672, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

As of March 31, 2004, we had $2,169 in cash, $600 in receivables and $5,481 in books inventory. The company discontinued renting space from an affiliate in January and rented space in a separate facility beginning in April. In the interim the Company was temporarily housed in the office of the Company's CFO. During the third quarter, the Company raised no additional capital.

We believe our total current assets of $12,250 less prepaid expenses of $4,000 as of March 31, 2004, plus projected cash flows, and future offerings that we plan to do, will provide sufficient capital to implement our plan to place our textbooks throughout the targeted school districts. Our current monthly operating expense is less than $1,500, exclusive of management's salaries, which continued to be deferred until we have sufficient sales and cash flow to pay them.

The Company currently has a deferred tax asset of approximately $91,000 for the temporary differences related to net operating losses carried forward. A full valuation allowance has been recorded as it is not more likely than not that the assets will be utilized. The increase in the deferred tax asset and the valuation allowance was $4,000 from December 31, 2003 to March 31, 2004. The Company also has federal net operating losses that will begin to expire in 2022 and state net operating losses in 2011, see also footnote 1 in the notes to the consolidated financial statements.


/10/


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There were no recent Accounting Pronouncements that affect the Company during the quarter ended March 31, 2004. For past pronouncements please refer to the Company's 10-KSB filed
October 10, 2003.

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


/11/


ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Technological change, continuing process development, and a reduction in school district spending may affect the markets for our products. Our success will depend, in part, upon our continued ability to provide quality textbooks that meet changing customer needs, successfully anticipate or respond to technological changes in technological processes on a cost-effective and timely basis and enhance and expand our client
base.   Current competitors or new market entrants may  provide
products superior to ours that could adversely affect the competitive position of our Company. Any failure or delay in achieving our priorities for the next nine to twelve months of operations as stated in Part I Item 2 could have a material adverse effect on our business, future results of operations and financial condition.


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


/12/


HERITAGE SCHOLASTIC CORPORATION

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of threatening litigation.


/13/


SIGNATURES



In accordance with Section 12 of the Securities Exchange Act of
1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                    Heritage Scholastic Corporation
-------------------------------------------------------------------
                              (Registrant)



Date: May 12, 2004
      ------------


By: /s/ Charles E. Parks
    --------------------
    Charles E. Parks, President and CEO





Date: May 12, 2004
      ------------


By: /s/ Randall L. Peterson
    -----------------------
    Randall L. Peterson, Treasurer and CFO


/14/