Form 10KSB
period 2004-06-30
HERITAGE SCHOLASTIC CORP
filed 2004-10-01
CIK 1172324

United States
                    Securities and Exchange Commission
                          Washington, D.C. 20549
                         ------------------------
                                Form 10-KSB

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the Fiscal Year Ended June 30, 2004

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the Transition Period from_________to__________

                      Commission File Number 0-50340

                      Heritage Scholastic Corporation
          (Exact Name of Registrant as Specified in its Charter)

               Nevada                                    33-0675154
   (State or other jurisdiction of                    (I.R.S. employer
    incorporation or organization)                  identification number)

  1991 Village Park Way, Suite A, Encinitas, California       92024
         (Address of principal executive offices)           (Zip code)


 Registrant's Telephone Number, Including Area Code: (760) 635-8545

Securities Registered Pursuant to Section 12(b) of the Act: NONE

        Securities Registered Pursuant to Section 12(g) of the Act:
       Common Stock, $0.001 par value per share, 100,000,000 shares authorized, 7,919,875 shares issued and outstanding as of
                            September 20, 2004.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of September 24, 2004 was $0.20, based on the last sale price of $0.20 as reported by the NASD Over the Counter Bulletin Board.

As of September 24, 2004, Registrant had outstanding 7,919,875 shares of common stock, its only class of common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]


/1/


                             TABLE OF CONTENTS



                                                                          Page

Part I                                                                      3

 Item 1.  Description of Business                                           3

 Item 2.  Description of Property                                          10

 Item 3.  Legal Proceedings                                                11

 Item 4.  Submission of Matters to a Vote of Security Holders              11

 Item 5.  Market Price of and Dividends on the Registrant's                11
          Common Equity and Related Stockholder Matters


Part II                                                                    16

 Item 6.  Management's Discussion and Analysis or Plan of Operation        16

 Item 7.  Financial Statements                                             21

 Item 8.  Changes in and Disagreements with Accountants on                 38
          Accounting and Financial Disclosure

 Item 8A. Controls and Procedures                                          38


Part III                                                                   41

 Item 9. Directors and Executive Officers, Promoters and Control Persons; 41 Compliance with Section 16(a) of the Exchange Act

 Item 10. Executive Compensation                                           42

 Item 11. Security Ownership of Certain Beneficial Owners                  43
          and Management and Related Stockholder Matters

 Item 12. Certain Relationships and Related Transactions                   44

 Item 13. Exhibits and Reports on Form 8-K                                 45

 Item 14. Principal Accountant Fees and Services                           45

          Signatures                                                       47


/2/


     Some of the statements contained in this Form 10-KSB are not historical facts rather "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative of such terms or other variations, or by discussions of strategy that involve risks and uncertainties. Caution should be exercised in regards to these forward-looking statements. Such statements contained herein reflect our current beliefs with respect to future events. These beliefs involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee and general business factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results. Actual results may differ materially as a result of the above-mentioned risks, and from assumptions made based on anticipated events. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Risk Factor section of this document and in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

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

      We received in September 2002 the initial run of 1,500 copies of our Los Angeles prototype textbook. This book will be used in negotiations with other cities as well. We expect these negotiations to proceed to a conclusion over the next several months. We expect to have our first supplemental textbook in the classrooms of the 77,000 third-grade students in the Los Angeles Unified School District within the next twelve months. We received the final approval from the Los Angeles Unified School District for adoption as a supplemental text in the quarter ended March 31, 2003. Though June 30, 2004, Heritage Scholastic has received orders for 1,653 of our supplemental textbooks.

     In addition, we plan to provide testing and customizable teaching aids via www.heritagescholastic.com, our Internet Web site that will be worked on next year, which is currently under development, which will allow us to provide promotional links to the sponsoring corporations. We are currently soliciting comments from teachers that will provide us guidance on how to best develop our Web site, and have it operational on a very limited test basis. We have not planned for any further development until 2005. While the Company's main source of revenue is the textbooks themselves, which will be sponsored by sponsoring companies, we plan to sell the teachers' reference texts directly to the school districts and the individual teachers. They will have the option of purchasing a print version or an online version of the text. It is, however, possible that organizations may decide in the future to sponsor these teaching aids as well.


/3/


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

     Our initial target markets include Los Angeles, San Diego,
Chicago, New York and Boston. It is our objective to expand into 3-5 additional markets by the end of the fourth year.

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


/4/


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

   As of June 30, 2004 we have:

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


/5/


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


/6/


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

  Increasing Spending/Funding - Partially as a response to a growing interest among parents in the quality of education, average spending per pupil for educational materials, as well as the type and amount of funding, has been increasing and is expected to continue to increase, particularly for supplemental education materials. Since the early 1990s, government policy and funding has supported the increased use of technology in education, a key driver of growth in the supplemental education materials segment. One of the results of this policy was The Technology Literacy Challenge Fund, a five-year, $2.0 billion Federal fund initiated in 1995 that has been providing grants to state education agencies to support grassroots efforts at the state and local levels to meet national education goals. The average spending per student including educational materials in elementary, middle and secondary schools has grown from $5,934 per student in 1995 to $6,723 in 2000. The National Center for Educational Statistics estimates average spending per pupil grew to $7,927 in 2003.


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


/8/


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

  (6)  Customers

     We generated no revenue for the year ended June 30, 2004. Even though we generated a small amount of revenue for the year ended June 30, 2003, we continue to be a development stage company as our primary focus is raising capital and attracting business. We believe that our ability to establish and maintain long-term relationships with our clients and encourage repeat business depends, in part, on the strength of our customer support and service operations and staff. We value frequent communication with and feedback from our future clients in order to continually improve our products. Our goal is to become a leading publisher of supplemental education materials for the United States education system. In addition, our future operating results may also fluctuate due to factors such as the gain or loss of significant clients and the pace of growth in the education industry.

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


/9/


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

 (12) Employees

      We currently employ a President/CEO, Vice-
President/Secretary, and CFO/Treasurer. Their contract, which were set to expire May 1, 2004 have been extended on a month-to-month basis. We have hired as an independent agent a salesperson in the first quarter of FYE 2005. The book editors and authors are currently independent contractors. It is anticipated that this relationship may change to one of employee/employer in FYE 2005. Currently, there exist no organized labor agreements or union agreements between Heritage Scholastic Corporation and its employees. We believe that our relations with our employees are good. Charles E. Parks, President, Lori M. Parks, Secretary, and Randall L. Peterson, Treasurer, currently have part-time employment contracts with the Company. All three contracts were dated May 1, 2002 and are for a term of two years from the date of the contract. The contracts were renewed for one year. We expect all three employees to become full time in late FYE 2005 and will pursue securing key man life insurance at that time.
      The success of our Company depends upon the efforts, abilities and expertise of our executive officers and other key employees, including our Chief Executive Officer and President, CFO and Treasurer, Vice President and Secretary, and the Vice President of our Sales unit. The loss of the services of such individuals and/or other key individuals could have a material adverse effect on our operations.

Item 2.     Description of Property

A.   Description of Property

      Our corporate office is located at 1991 Village Park Way, Suite A. We rent an "executive suite" for a monthly rent of $100. The lease is month-to-month. Additionally, there are currently no proposed programs for the renovation, improvement or development of the property currently being utilized.

      B.   Investment Policies

      Management does not currently have policies regarding the acquisition or sale of assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in those persons primarily engaged in real estate activities.


/10/


Item 3.     Legal Proceedings

      We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

Item 4.     Submission of Matters to a Vote of Security Holders

           No matters were submitted to a vote of our shareholders during our fiscal year ended June 30, 2004.


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

Common Stock

     As of June 30, 2004, the Company has 7,919,875 shares of common stock issued and outstanding. As a holder of our common stock:

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


/11/


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

     At a Special Meeting of the Board of Directors in September 2001, we issued 250,000 shares of our $0.001 par value Common Stock to Rocky K. Copley for cash in the amount of $10,000, 125,000 shares of our $0.001 par value Common Stock to Helen Reardon for cash in the amount of $5,000, 1,875 shares of our $0.001 par value Common Stock to Sharen P. Anderson for cash in the amount of $75, 1,875 shares of our $0.001 par value Common Stock to Alicia N. Anderson for cash in the amount of $75, and 1,875 shares of our $0.001 par value Common Stock to Elias E. Anderson for cash in the amount of $75.

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


/12/


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

A.    Market Information

      Our common stock has been traded on the Over-the-Counter Bulletin Board ("OTCBB") since February 2004 under the symbol "HGSC" or "HGSC.OB" The following table sets forth the trading history of our common stock on the OTCBB for each quarter as reported by Yahoo Finance Historical Prices (finance.yahoo.com). The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.


                        QUARTER ENDING      HIGH         LOW
                          ---------         -----       -----
                          3/31/2004         $0.30       $0.15
                          6/30/2004         $0.51       $0.20


/13/


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

       OPTIONS

Plan#  Name           Quantity      Vesting 1      Vesting 2       Vesting 3


 1     Betsy          150,000     40%  1/01/03    50%  7/01/04    10% 7/01/05
       Blondin

 2     Deborah        150,000     40%  1/01/03    50%  7/01/04    10% 7/01/05
       Sherwood

 4     Gina           150,000     40%  1/01/03    50%  7/01/04    10% 7/01/05
       Mancini

 5     Juan            75,000     40%  1/01/03    50%  7/01/04    10% 7/01/05
       Diaz

 6     Randall        100,000     40%  1/01/03    50%  7/01/04    10% 7/01/05
       Peterson

 7     Ron            150,000     40%  1/01/05    50%  7/01/05    10% 7/01/06
       Beers

 8     Randall        700,000     40%  1/0105     50%  7/01/05    10% 7/01/06
       Peterson
                    ---------
            Total   1,475,000

(1) This table does not include 445,000 options that were forfeited under terms of the plan. These options were granted to non-employees as long as they were employed by the related entities, HMC or Imprint Publications LLC. The options forfeited reflect options of those non-employees that have terminated their employment with the related entities, HMC or Imprint Publications LLC.


/14/


(2)  There were no options granted to employees.

     There are currently 939,250 shares of our common stock which are freely tradable and which are held of record by 67 individuals. The remaining 6,980,625 shares will become freely tradable in accordance with the requirements of Rule 144. Any shares held by "affiliates" of us, which would otherwise be freely tradable, will be subject to the resale limitations under Rule 144. In general, under Rule 144, as currently in effect, a person, or persons whose shares are aggregated, who has beneficially owned shares for at least one year would be entitled to sell, within any three month period, that number of shares that does not exceed the greater of one percent (1%) of the then-outstanding shares of common stock and the average weekly trading volume in the common stock during the four calendar weeks immediately preceding the date on which the notice of sale is filed with the Securities and Exchange Commission, provided certain manner of sale and notice requirements and public information requirements are satisfied.

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

B.    Holders

     As of June 30, 2004, we have 76 stockholders of record.

C.    Transfer Agent and Registrar

     The Transfer Agent for the shares of common stock of Heritage Scholastic Corporation is Shelley Godfrey, Pacific
Stock Transfer Company, 500 E. Warm Springs Road, Suite 240, Las
Vegas, Nevada 89119, (702) 361-3033.

D. Dividends

     We have not paid cash dividends on our Common Stock and do not intend to pay any cash dividends for the foreseeable future.



         [balance of this page intentionally left blank]


/15/


                             Part II

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                   FORWARD LOOKING STATEMENTS

     The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

     Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

General

  (1) Heritage Scholastic Corporation is considered a development stage company. We have had limited revenue, and activities since our inception have been devoted primarily to raising capital and creating a textbook. We have begun to focus on developing the market for this textbook. As a result, we are a development stage enterprise as defined by SFAS 7. In our most recent operating period ended June 30, 2004, we recognized $0 in revenue. In the 12 month period ended June 30, 2003 we recognized $8,400 in revenue. There was no revenue recognized for periods before 2003. Accordingly, due to the Company's status as a development stage company, negative working capital, and continued losses, our auditors have issued a comment regarding our ability to continue as a going concern (please refer to the footnotes 1 and 2 of the consolidated financial statements). Management intends to use capital and debt financing as needed to supplement the cash flows generated by the future sale of our products, if any. Our fixed and variable expenses and our ability to control them are as follows:

        Classification       Fixed /       Ability to Control
                             Variable

    Employee Wages and     Salary =      Can reduce through lay
    Benefits               Fixed         off of personnel or
                           Hourly =      outsourcing certain
                           Variable      processes
    Subcontractor Expense  Fixed         Can reduce through
                                         discontinuation or
                                         restructuring of
                                         agreements
    Accounting and Legal   Variable      Will increase as
    Expenses                             Company becomes fully
                                         reporting
    Building Rental        Fixed         Little control over,
    Expense                              per agreement
    Utilities              Variable      May fluctuate due to
                                         seasonality
    Business Insurance     Fixed         Will increase when
                                         `Key Man" life
                                         insurance is obtained
    Material Costs         Variable      Can control through
                                         the use of large-scale
                                         purchase agreements
                                         for paper and ink.
    Misc. Office Supplies  Variable      Can control through
    & Shipping                           reduced office supply
                                         requisitions,
                                         negotiating
                                         alternative shipping
                                         solutions


/16/


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

     We believe our cash balance of $545 as of June 30, 2004, plus projected cash flows and future offerings that we plan to do, will provide sufficient capital to implement our plan to place our textbooks throughout the targeted school districts.
Our current monthly operating expense is less than approximately $3,000, inclusive of audit fees and exclusive of management's salaries, which are deferred until we begin selling our books. In the year ended June 30, 2003, we received final approval of our textbook from the superintendent of schools for the Los Angeles County. Upon securing the necessary sponsorship we will begin printing the textbooks. We have hired an independent sales agent in the first quarter of FYE 2005. Management estimates that operating expenses will increase during FYE 2005 until they reach the range of $15,000 per month, and remain in that range per month throughout the remainder of 2005. This includes wages and employee expenses, rent and occupancy expenses, sales and marketing expense, and other general and administrative expenses. Executive wages will continue to be accrued but payment of executive wages will be deferred until there is sufficient revenues and cash flow.

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


/17/


  (2) Our total expenses for the period from July 30, 1999 (inception) to June 30, 2004 were $270,053, of which 100% were general and administrative. The following table quantifies the components that comprise our general and administrative expenses for the periods ended June 30, 2004, June 30, 2003 and from inception until June 30, 2004:

 Description               Year       Year      Year        From
                           ended      ended     ended       inception
                           June       June      June 30,    (July 30,
                           30,        30,       2002        1999) to
                           2004       2003                  June 30, 2004

 Legal and                 $34,215   $73,330     $7,543      $115,088
 Professional Fees

 Printing Costs                  -     1,986      2,500         4,486
 (Marketing Materials

 Wages and Salaries         41,946    51,865     12,077       105,888

 Rent Expense                3,456     4,680      3,220        11,356

 Other Miscellaneous         3,751     4,627      1,635        10,013
 Administrative Expenses

 Impairment of Capitalized  15,341         -          -        15,341
 Publishing Costs

 Marketing Expense           5,481         -          -         5,481

 Taxes                         800       800        800         2,400
                          --------  --------    -------      --------
   Total General and      $104,990  $137,288    $27,775      $270,053
   Administrative Expenses

     Our net loss for the year ended June 30, 2004 was $104,990 compared to a net loss of $136,807 for the year ended June 30, 2003. We believe funds received from our common stock offering plus our projected cash flows will be adequate to fund our operations and provide for our working capital needs for at least the next 12 to 24 months. As we grow our business and obtain additional purchase orders for our textbooks, our revenues should grow on a consistent basis. By focusing our efforts on limiting general and administrative expenses as we increase revenue, we expect to increase our net income on a consistent basis as well. Though the typical school year runs from September through June, we expect revenues to be affected by seasonal variations on a very limited basis only. Our product is a supplemental textbook, which means it can be introduced at various points in the school year. Our sales efforts will continue throughout the year. If fluctuations in sales affect cash flow to an extent not manageable through normal techniques we will adjust staffing levels accordingly.

     Periodically, management reviews the carrying values of its long-lived assets. Because there were no sales in 2004, management believes capitalized publishing costs became impaired and as a result an impairment loss of $15,341 for the capitalized publishing costs was recorded at June 30, 2004.

     We had a net decrease in cash during the year ended June 30, 2004 of $302. Net cash used in operating activities totaled $40,251 for the year ended June 30, 2004 compared with $68,892 for the previous year. Net cash investing activities used $0 for the year ended June 30, 2004 compared with $957 used in the previous year. This was due exclusively to capitalized publishing. Net cash provided by financing activities totaled $39,949 for the year ended June 30, 2004 compared with $14,046 for the previous year. This is attributable to generating $100 and $10,000 in 2004 and 2003, respectively from sales of common stock and net changes in notes payable - related parties. At June 30, 2004, the Company's cash, which includes cash reserves and cash available for investment, was $545.


/18/


     Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

     As of June 30, 2004 and 2003, a current deferred tax asset of approximately $108,000 and $66,000 had been recognized for the temporary differences related to net operating losses carried forward, respectively. This was an increase of $42,000. A valuation allowance of approximately $108,000 and $66,000 has been recorded to fully offset the deferred tax asset as it is not more likely than not that the assets will be utilized. The Federal net operating losses of approximately $269,000 and begin to expire in 2022 and the state net operating losses of approximately $269,000 and begin to expire in 2011, unless previously utilized.


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

     Critical Accounting Standards


/19/


     Stock-Based Compensation In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation." We adopted SFAS No. 123 in 1999. We have elected to measure compensation expense for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees." We have valued our stock, stock options, and warrants issued to non-employees at fair value in accordance with the accounting prescribed in SFAS No. 123, which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Impairment or Disposal of Long-Lived Assets In August 2001 the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 clarifies the accounting for the impairment of long- lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. We adopted the new standard on January 1, 2002; the adoption did not have an effect on our consolidated financial statements. Revenue Recognition We expect our primary source of revenue to come from the sales of our textbooks to sponsoring organizations. Revenue will be recognized according to GAAP, which generally records revenue upon publication and/or delivery of the books.

     Recent Accounting Pronouncements

     In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how  an  issuer classifies and measures  certain financial
instruments with  characteristics  of both liabilities and
equity. It requires that an issuer  classify a financial
instrument that  is within its scope as a liability (or an asset in some  circumstances).  SFAS No. 150 is effective for
financial  instruments  entered  into   or modified  after May
31, 2003, and otherwise is effective at the beginning of the first interim period beginning after December 15, 2003.
The adoption of this Statement is not expected to have a material effect on the financial statements.


         [balance of this page intentionally left blank]


/20/


ITEM 7.  FINANCIAL STATEMENTS.



                        TABLE OF CONTENTS


                                                           PAGE

Independent Auditor's Report                                22

Consolidated Balance Sheets                                 23

Consolidated Statements of Operations                       24

Consolidated Statement of Cash Flows                      25-26

Consolidated Statement of Stockholders' Deficit           27-30

Notes to Consolidated Financial Statements                31-37


/21/


Independent Registered Auditors' Report


Board of Directors and Stockholders
Heritage Scholastic Corporation
(a development stage company)
Encinitas, California


We have audited the accompanying consolidated balance sheets of Heritage Scholastic Corporation (a development stage company) as
of  June  30,  2004  and  2003,   and  the  related consolidated
statements of operations, stockholders' deficit, and cash flows for each of the years ended June 30, 2004, 2003 and 2002 and for the period from inception (July 30, 1999) to June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the
United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In  our  opinion, the consolidated financial statements referred to
above  present  fairly, in all material respects,   the financial
position   of   Heritage  Scholastic   Corporation   (a development
stage company)  as of June 30, 2004 and 2003, and the results of its  operations and  cash  flows for  each  of  the years ended
June 30,  2004, 2003 and 2002  and for  the period  from  inception
(July 30, 1999)  to   June  30, 2004,    in   conformity  with
accounting  principles generally accepted in the United States of America.

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

/s/ Nation Smith Hermes Diamond
  San Diego, CA
September 24, 2004


/22/


                                               Heritage Scholastic Corporation
                                                 (a Development Stage Company)
                                                   Consolidated Balance Sheets

==============================================================================
June 30,                                                 2004            2003
------------------------------------------------------------------------------

Assets

Current Assets
 Cash (Note 1)                                        $     545     $     847
 Accounts receivable                                        600         3,300
 Inventory                                                    0         5,481
 Prepaid expenses                                           100         4,000
------------------------------------------------------------------------------

Total current assets                                      1,245        13,628

Capitalized Publishing Costs (Note 1)                         0        15,341
------------------------------------------------------------------------------

                                                      $   1,245     $  28,969
==============================================================================

Liabilities and Stockholders'Deficit

Current Liabilities
 Accounts payable and accrued expenses                $  14,064     $  12,625
 Wages payable                                           71,314        31,752
 Income taxes payable (Note 4)                            1,600         1,600
 Deferred revenue (Note 1)                               12,000        12,000
 Notes payable-related parties (Note 3)                  47,150        14,269
------------------------------------------------------------------------------

Total liabilities                                       146,128        72,246

Commitments and Contingencies (Note 2, 8 and 9)

Stockholders'Deficit
 Preferred stock; $0.001 par value, 20,000,000 shares
  authorized and no shares issued and outstanding             -             -
 Common stock; $0.001 par value, 100,000,000 shares
  authorized and 7,919,875 and 7,918,875 shares
  issued and outstanding                                  7,920         7,919
 Additional paid-in capital                             116,769       113,386
 Deficit accumulated during the development stage      (269,572)     (164,582)
------------------------------------------------------------------------------

Total stockholders'deficit                             (144,883)      (43,277)
------------------------------------------------------------------------------

                                                      $   1,245     $  28,969
==============================================================================
The accompanying notes are an integral part of these consolidated financial statements.


/23/


                                               Heritage Scholastic Corporation
                                                 (a Development Stage Company)
                                         Consolidated Statements of Operations

==============================================================================

                                                                  Period from
                                                              Inception (July
                                                                 30, 1999) to
June 30,                   2004        2003        2002         June 30, 2004
------------------------------------------------------------------------------

Revenues               $      -    $  8,400    $      -           $  8,400

Cost of Sales                 -       7,919           -              7,919
------------------------------------------------------------------------------

Gross Profit                  -         481           -                481

General and
Administrative
Expenses
  Impairment of
   Capitalized
   Publishing Costs      15,341           -           -             15,341
  Marketing Expense       5,481           -           -              5,481
  Other G & A            84,168     137,288      27,775            249,231

Total General and
Administrative
Expenses                104,990     137,288      27,775            270,053

------------------------------------------------------------------------------

Net Loss               (104,990)   (136,807)    (27,775)          (269,572)
------------------------------------------------------------------------------
Loss Per Share of
Common Stock              (0.01)      (0.02)      (0.00)
------------------------------------------------------------------------------
Weighted Average
Shares Outstanding    7,919,375    7,718,190   6,696,827

==============================================================================

There was no activity for the years ended June 30, 2001 and 2000.

------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.


/24/


                                               Heritage Scholastic Corporation
                                                 (a Development Stage Company)

                                         Consolidated Statements of Cash Flows

==============================================================================
                                                             And  Period from
                                                              Inception (July
                                                                 30, 1999) to
June 30,                   2004       2003       2002           June 30, 2004
------------------------------------------------------------------------------
Cash Flows From
Operating Activities
Net loss                (104,990)   (136,807)  (27,775)           (269,572)
Adjustments to reconcile
 net loss to net cash
 used in operating
 activities:
  Non-cash stock based
   compensation expense    3,284      30,000     5,700              38,984
  Impairment of Capital-
   ized Publishing Costs  15,341           -         -              15,341

Change in operating assets
 and liabilities:
 Accounts receivable       2,700      (3,300)        -                (600)
   Inventory               5,481      (5,481)        -                   0
   Prepaid expenses        3,900      (4,000)        -                (100)
 Accounts payable and
  accrued expenses        (5,529)     13,320     6,273              14,064
 Wages and related
  taxes payable           39,562      25,376     6,376              71,314
   Income taxes payable        -           -     1,600               1,600
   Deferred revenue            -      12,000         -              12,000
------------------------------------------------------------------------------
Net cash used in
operating activities     (40,251)    (68,892)   (7,826)           (116,969)
------------------------------------------------------------------------------
Cash Flows From
Investing Activities
 Decrease (increase)
 in capitalized
 publishing costs              -        (957)  (14,384)            (15,341)
------------------------------------------------------------------------------

Cash Flows From
Financing Activities
 Net proceeds from
 issuance of
 common stock                100      10,000    75,605              85,705

Net change in
 notes payable
   related parties -      39,849       4,046     3,255              47,150

------------------------------------------------------------------------------


/25/


Net cash provided by
financing activities      39,949      14,046    78,860             132,855
------------------------------------------------------------------------------
Net increase
(decrease)in cash           (302)    (55,803)   56,650                 545
------------------------------------------------------------------------------
Cash at
Beginning of Period          847      56,650         -                   -
------------------------------------------------------------------------------

Cash at End of Period        545         847    56,650                 545
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

During the year ended June 30, 2004, 2003 and 2002, the Company recorded non - cash stock based compensation expense of $3,284, $10,000 and $5,700, respectively, for stock options issued to non - employees.

On March 30, 2003, the Company issued 200,000 shares of common stock for services provided with a fair value of $20,000.
==============================================================================
The accompanying notes are an integral part of these consolidated financial statements.


/26/


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


/27/


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


/28/


                                               Heritage Scholastic Corporation
                                                 (a Development Stage Company)

                                   Statements of Stockholders' Deficit, Cont'd

==============================================================================

                  Common Stock   Additional  Shareholder
                 --------------   Paid-in        Notes    Accumulated
                 Shares  Amount   Capital     Receivable    Deficit    Total
------------------------------------------------------------------------------

Common stock     50,000      50      4,950            -           -      5,000
issued for
cash at $0.10 per
share on
November 27, 2002
(Note 6)

Common stock     50,000      50      4,950            -           -      5,000
issued for
cash at $0.10 per
share on
February 8, 2003
(Note 6)

Common stock    200,000     200     19,800            -           -     20,000
issued for
services at $0.10
per share on
March 30, 2003

Fair value of         -       -     10,000            -           -     10,000
stock options
issued to non -
employees
on July 1, 2001

Net loss July 1,
2002 to June 30,
2003                  -       -          -            -    (136,807)  (136,807)
------------------------------------------------------------------------------

Balance at    7,918,875  $7,919  $ 113,386   $        -  $ (164,582) $ (43,277)
June 30, 2003

Common stock      1,000       1         99            -           -        100
issued for
cash at $0.10 per
share on
December 31, 2003

Fair value of         -       -      3,284            -           -      3,284
stock options
issued to non -
employees
on July 1, 2001


/29/


Net loss July 1,
2003 to June 30,
2004                  -       -          -            -    (104,990)  (104,990)
------------------------------------------------------------------------------

Balance at    7,919,875  $7,920  $ 116,769   $        -  $ (269,572) $(144,883)
June 30, 2004
===============================================================================


/30/


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

   Organization    Heritage  Scholastic Corporation  ("the Company")
                   was  incorporated in the state of Nevada on  July
                   30,  1999 with the purpose of developing  history
                   textbooks   for  sale  to  students in   grades
                   kindergarten  through high school in the  United
                   States. Heritage Media Corporation's ("HMC") sole
                   shareholders  are Charles and  Lori Parks. They are
                   also sole owners of Parks Family LLC (PFLLC) and
                   Imprint Publications LLC (IPLLC). The Parks' are
                   also shareholders in the Company.  The Company also
                   shares   officers, directors, and other various
                   resources with  HMC (see Note 7).

                   These consolidated financial statements include the accounts of its wholly owned subsidiary, Books for Kids, Inc. (a Nevada Corporation). Books for Kids, Inc. was incorporated on February 21, 2003. All material intercompany transactions have been eliminated in consolidation

   Going           The     accompanying    consolidated financial
   concern         statements   have  been  prepared  assuming the
                   Company will continue as a going concern.  Due to
                   the  Company's  status as a  developmental stage
                   company  (see  Note 2), negative working capital
                   and  continued losses, there is substantial doubt
                   about  the  Company's ability to  continue  as a
                   going  concern.  During the year ended  June 30,
                   2004,  and  the period from inception  (July 30,
                   1999  to June 30, 2004), the Company raised gross
                   proceeds  net  of  deferred  offering  costs of
                   approximately $86,000.  Management believes these
                   proceeds plus future offerings the Company plans
                   to  do,  are  adequate  to  cover  the Company's
                   operating expenses for the next 12 months.  As is
                   typical  in  this  industry,  the  Company will
                   receive an   upfront   deposit on   each sale of
                   textbooks, which would cover the majority of the costs to publish the books. Therefore the funds raised from the stock offerings will be used for operating expenses.

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


/31/


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

                    Periodically,  management  reviews   the carrying
                    values  of   its   long-lived assets.  Because
                    there were no sales in 2004, management believes capitalized publishing costs became impaired and as
                    a result an impairment loss of $15,341   for   the
                    capitalized publishing  costs was recorded  at  June
                    30, 2004.


/32/


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

   Stock-based      In  October  1995, the FASB issued SFAS No.123,
   compensation     "Accounting for Stock-Based Compensation." The
                    Company  adopted  SFAS No.  123  in  1999. The
                    Company  has  elected   to measure compensation
                    expense    for    its    stock-based employee
                    compensation plans using the intrinsic value method prescribed by APB Opinion 25, "Accounting for Stock Issued to Employees." Generally stock options and their equivalents have a dilutive effect on earnings per share. As of June 30, 2004 and 2003, there were 1,475,000 and 625,000 options, respectively, that were not included as the calculation of loss per share as their effect would have been anti-dilutive.

   Common  stock,   The     Company  has  valued   its  stock, stock
   stock options, options, and warrants issued to non-employees and warrants at fair value in accordance with the accounting
   to  non-         prescribed  in  SFAS    No.   123,   which states
   employees        that all transactions in which  goods or services
                    are  received   for   the    issuance  of  equity
                    instruments  shallbe   accounted for based on the
                    fair value of the consideration received  or  the
                    fair value of the equity instruments issued,
                    whichever  is  more   reliably measurable.

  Plan              The  Company maintains a Stock Option Plan  ("the
  description       Plan")  that  has a Discretionary  Option Grant
                    Program and a Stock Issuance Program. Persons eligible to participate in the Programs are non-employee members of a related entity, HMC.
                    There are 1,500,000 common shares reserved for issuance under the Plan.

   Stock            The    Plan Administrator determines   the terms
   options          of   the   stock  option  awards.   The options
   issued for       granted  have  a    contractual  life  of seven
   non-             years, vest over four years, and are exercisable
   employee         when vested.  The options vest as follows:
   services
                    ------------------------------------------------
                     December 31, 2002                     40%
                     July 1, 2004                          50%
                     June 30, 2005                         10%
                    ------------------------------------------------

                    In July 2001 the Company granted non-qualified stock options to various employees of HMC. The Company recorded a non-cash compensation expense of $3,284, $10,000, and $5,700 for the years ended June 30, 2004, 2003, and 2002, respectively, related to these non-employee options.

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

                    A summary of non-qualified stock option activity is as follows:


                                                            Weighted
                                                             Average
                                              Number of     Exercise
                                                 Shares        Price
         -----------------------------------------------------------
         Options outstanding at July 30, 1999         -   $        -
         Granted July 1, 2001                 1,070,000   $     0.10
         Exercised                                    -   $        -
         Forfeited                             (210,000)  $     0.10
         -----------------------------------------------------------
         Options outstanding at June 30, 2002   860,000   $     0.10
         -----------------------------------------------------------
         Granted July 1, 2002                         -   $     0.10
         Exercised                                    -   $        -
         Forfeited                             (235,000)  $     0.10
         -----------------------------------------------------------
         Options outstanding at June 30, 2003   625,000   $     0.10
         -----------------------------------------------------------
         Granted January 1, 2004                850,000   $     0.10
         Exercised                                    -   $        -
         Forfeited                                    -   $     0.10
         -----------------------------------------------------------
         Options outstanding at June 30, 2004 1,475,000   $     0.10
         -----------------------------------------------------------


                    Stock  options that were exercisable as of June
                    30,   2004  and  2003  were 250,000.
                    The contractual remaining life  of
                    the option pool is 5 years. There have been no options grants to employees.

   Recent           In  May  2003  the  FASB issued  SFAS  No.   150,
   Accounting       "Accounting  for  Certain   Financial  Instruments
   Pronouncements   with  Characteristics  of both  Liabilities and
                    Equity."  SFAS No. 150 establishes standards for
                    how  an  issuer classifies and measures certain
                    financial  instruments with  characteristics of
                    both liabilities and equity. It requires that an
                    issuer  classify a financial instrument that is
                    within its scope as a liability (or an asset in
                    some  circumstances).  SFAS No. 150 is effective
                    for   financial  instruments  entered  into or
                    modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of this Statement is not expected to have a material effect on the financial statements.


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

3. Note             The  related party note payable, dated June 30,
   Payable          2003, consisted of demand of a demand note with
                    HMC bearing interest at 6%, which resulted from graphic services provided to the Company. The note was retired in 2004.

                    The notes payable- related parties at June 30, 2004 are non-interest bearing short term advances by the officers and directors of the company, Charles Parks, Lori Parks and Randall Peterson and their related entities.

4. Income Taxes
                    As  of June 30, 2004 and 2003, a  current
                    deferred   tax   asset  of  approximately
                    $108,000  and $66,000 had been recognized
                    for   the  temporary differences  related
                    to   net   operating   losses     carried
                    forward,  respectively.   This   was   an
                    increase   of   $42,000.    A   valuation
                    allowance  of approximately $100,000  and
                    $66,000   has  been  recorded  to   fully
                    offset  the deferred tax asset as  it  is
                    not   more  likely  than  not  that   the
                    assets  will  be utilized.   The  Federal
                    net   operating  losses of  approximately
                    $269,000   begin to expire in  2022   and
                    the  state   net  operating   losses   of
                    approximately  $269,000  which  begin  to
                    expire    in   2011,   unless  previously
                    utilized.

                    California law imposes a franchise tax of 1.5% of taxable income on companies doing business in the state with a certain minimum amounts per
                    year.    The  income  taxes  payable  of $1,600
                    relates to California minimum taxes.

5. Preferred        The  Company has 20,000,000 shares of authorized
   Stock            preferred  stock.   No  shares  were  issued or
                    outstanding as of June 30, 2004.

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

                    On December 31, 2003, the Company issued 1,000 shares of common stock to an investor for cash of $0.10 per share.

7. Related          Since  its  inception, the Company has received
   Party            various   services  related  to   day   to day
   Transactions     operations from a related entity, HMC.  The note
                    payable to HMC represents the balance due for these services and is due on demand (see Note
                    3).

                    In January 2002 the Company signed a sub-lease agreement with HMC that expired in December 2003 whereby the Company paid HMC $520 per month for the use of space and general office resources. The lease was revised in October of 2002 into a sublease between the Company and the Park's Family LLC. The Company recorded expense of $4,680 and $3,120 on the lease during the year ended June 30, 2004 and 2003, respectively. The lease was terminated early by the mutual consent of both parties as of December 31, 2003.



/36/


                                     Heritage Scholastic Corporation
                                       (a development stage company)


                          Notes to Consolidated Financial Statements

====================================================================

7. Related          In  March  2002 the Company signed  a  five-year
   Party            agreement with HMC whereby HMC will provide the
   Transactions,    Company  with printing and binding services for
   Cont'd           the  production  of  the Company's textbooks.
                    The  Company has agreed to publish no fewer than
                    15  books  during the 5 year period as  well as
                    give  HMC the right of first refusal during the
                    same  period.  In return, HMC    has  agreed to
                    design  and publish the Company's   books  at a
                    the  lower of a discount   of 20% off HMC prices
                    or 90% of the average of 3 local bids obtained by the Company. The agreement can be terminated by either party for cause. The agreement was terminated by the Company in 2003 for cause.

8. Commitments
   and
   Contingencies

   Author           The  Company has agreed to pay   the  author of
   royalties        the  textbook a royalty of 4.5% to 5% of the net
                    book sales, depending on the number of editions sold.

   Employment       The  Company has employment agreements with key
   agreements       employees that specify terms of employment.


/37/


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

     We have had no disagreements with our independent accountants.

ITEM 8A. CONTROLS AND PROCEDURES

     Quarterly evaluation of the Company's Disclosure Controls and Internal Controls.

     Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications.

     Appearing immediately following the Signatures section of this Annual Report there is form of "Certification" of the CEO and the CFO. This Certification is required in accord with
Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report, which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented (see Exhibit 31).

Disclosure Controls and Internal Controls.

     Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     Internal Controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.

     The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.


/38/


     Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.

     The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB.

     Our Internal Controls are also evaluated on an ongoing basis by other personnel in our organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

     Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls.

     This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee (or persons performing the equivalent functions) and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.

     A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures. In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


/39/


Conclusions.

     Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.



         [balance of this page intentionally left blank]


/40/


                            PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A.   Directors and Executive Officers

     The following table sets forth certain information with respect to each of our executive officers or directors.


      Name            Age            Position                    Term
    --------         -----         ------------               -----------

Charles E. Parks       45   President, CEO and Director    Since July 1999

Lori M. Parks          37    Vice President, Secretary,    Since July 1999
                                  and Director

Randall L. Peterson    53   CFO, Treasurer and Director    Since July 1999


B.   Work Experience

     Charles E. Parks, President, CEO, Publisher and Director - has been involved in the photographic, print and publishing business for more than 20 years. He has been involved in senior executive level management throughout his business career. While working as a vice president for a local publisher, Charles relocated to San Diego from Austin, Texas, in 1991. He and his wife, Lori Parks, founded Heritage Media Corporation in 1992.

     Lori M. Parks, Executive Vice-President, Secretary and Editor in Chief - for Heritage Scholastic Corp., has a strong journalism/editing background. After receiving her bachelor's degree in Journalism from the University of Texas at Austin, she relocated to San Diego where she was trained in marketing and public relations at the San Diego Museum of Art. With her husband, Charles, Lori co-founded Heritage Media Corporation in 1992.

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


/41/


He was CFO of Heritage Media Corporation from 1998 until 2002 and has been CFO of Heritage Scholastic since inception. He has a bachelor's degree in Business from the University of Colorado.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended June 30, 2004, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION.

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

                          Capacities in which
     Name              Remuneration was Recorded    Annual Compensation4,5
     ----              -------------------------    ----------------------

Charles E. Parks      President, CEO and Director   $16,800 Annual Salary1
                                                    Beginning May 2002

Lori M. Parks         Vice President, Secretary,     $5,200 Annual Salary2
                             and Director           Beginning May 2002

Randall L. Peterson   CFO, Treasurer and Director   $16,662 Annual Salary3
                                                    Beginning May 2002

Footnotes to Executive Compensation:

1. This reflects a part time salary for approximately 1/2 day per week, or $168,000 annualized (see exhibit 10b).
2. This reflects a part time salary for approximately 1/4 day per week, or $104,000 annualized (see exhibit 10c).
3. This reflects a part time salary for approximately 1/2 day per week, or $166,618 annualized (see exhibit 10d).
4. Management's salary will be based upon the performance of the Company. Management's performance bonuses will be decided by


/42/


   a disinterested majority of the Board of Directors of the Company. In addition, management's base salaries can be increased by the Board of Directors of the Company based on the attainment of financial and other performance guidelines set by the Company. Currently all members of the Board of Directors are executive officers of the Company.
5. Members of the Company's Board of Directors will serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified, unless earlier removed as provided in the Bylaws of the Company. Executive officers serve at the pleasure of the Board of Directors.

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

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters

A.   Security Ownership of Certain Beneficial Owners and
     Management and Related Stockholder Matters

     The following table sets forth as of June 30, 2004, certain information regarding the beneficial ownership of our common stock by (a) each person who is known us to be the beneficial owner of more than five percent (5%) of the common stock, (b) each of our director and executive officers and (c) all of our directors and executive officers as a group. Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                          Shares                           Percentage of
                       Beneficially                           Shares
   Name and Address       Owned          Consideration      Outstanding
 -------------------- --------------    ---------------    -------------

Charles E. Parks        2,750,000          2,750,000 @          34.7
1283 Rancho                             $0.001 per share
Encinitas Drive
Olivenhain, CA 92024

Lori M. Parks           2,750,000          2,750,000 @          34.7
1283 Rancho                             $0.001 per share
Encinitas Drive
Olivenhain, CA 92024


/43/


Randall L. Peterson       600,000            600,000 @           7.6
2110 Meadowgreen Court                  $0.003 per share
Encinitas, CA 92024

Stephen G. Hung           500,000       300,000 @ $0.04          6.3
32 Beaufort Ave.                         per share and
Needham, MA 02492                       200,000 @ $0.10
                                         per share
                      --------------                       -------------

Total ownership by      6,600,000                               83.3
our officers and
directors (four
individuals)

B.   Persons Sharing Ownership of Control of Shares

     No person other than Charles E. Parks, Lori M. Parks,
Randall L. Peterson, and Stephen G. Hung owns or shares the power to vote five percent (5%) or more of Heritage Scholastic
Corporation securities. Charles E. Parks and Lori M. Parks are husband and wife.

Item 12.   Certain Relationships and Related Transactions

     Heritage Scholastic Corporation purchased graphic design services from Heritage Media Corporation pursuant to the agreement described at Item 1, Section B. A note payable in the amount of $14,269 at June 30, 2003 resulted from this purchase under the terms of this agreement. The note dated June 30, 2002 was a demand note bearing interest at the rate of 6% per annum. This note has subsequently been retired. During the FYE June 30, 2004, advances were made to the Company by the officers directly and by two entities owned 100% by Charles and Lori Parks, Parks
Family LLC and Imprint Publications LLC and totaled
$47,151. There were no other actual or proposed transactions that occurred over the past two years, to which any person related to the issuer had or is to have a direct or indirect material interest as set forth in item
404 of Regulation S-B of the Securities and Exchange Act of 1933 other than the agreement with HMC as described in
Item 1 Section B paragraph (1) and the lease from HMC as described in Item 3 Section A of this filing document.


/44/


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

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

  31       Rule 13a-14(a)/15d-14(a) Certification

  32 Certification under Section 906 of the Sarbanes-Oxley Act (18 U.S.C. SECTION 1350)


     Reports Filed on Form 8-K

     For the quarter ended June 30, 2004 the Company did not file any reports on Form 8-K with the Securities and Exchange Commission.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.


AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2004 and 2003 and reviews of the financial statements included in the Company's Forms 10-KSB for fiscal 2004 and 2003 were approximately $34,000 and $26,000, respectively.


/45/


AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2004 and 2003, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal
2004 and 2003 were $0 and $0, respectively.

AUDIT COMMITTEE

The Company currently does not have an audit committee. Our board of directors, in consultation with our outside auditing firm, reviews the audited financial statements annually.



         [balance of this page intentionally left blank]


/46/


                           SIGNATURES


In accordance with Section 12 of the Securities Exchange Act of
1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



Heritage Scholastic Corporation
(Registrant)


Date: September 27, 2004
      ------------------


By: /s/ Charles E. Parks
    --------------------
    Charles E. Parks, President and CEO





Date: September 27, 2004
      ------------------


By: /s/ Randall L. Peterson
    -----------------------
    Randall L. Peterson, Treasurer and CFO


/47/