Form 10QSB
period 2004-09-30
HERITAGE SCHOLASTIC CORP
filed 2004-11-15
CIK 1172324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004.

[_]  Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to

Commission file number: 000-49998

Heritage Scholastic Corporation

--------------------------------------------------------------------------------

(Exact Name of Registrant as Specified in its Charter)

Nevada

88-0502934

----------------------------------------

 --------------------------------

 (State of Incorporation)

(I.R.S. Employer

Identification No.)

136 N. Acacia Avenue, Suite B, Solana Beach, California 92075

------------------------------------------------------------------------

(Address of Principal Executive Offices)

760-635-8545

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

      -

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

State issuer's revenues for its most recently completed fiscal year: $0

Common Stock, $0.001 par value per share: 7,919,875  (as of November 12, 2004)

--------------------------------------------------------

Transition Small Business Disclosure Format (check one):

Yes ______        No X

                -

Table of Contents

Heritage Scholastic Corp.

Part I

Financial Information

Item 1.

Financial Statements (unaudited)

Condensed consolidated balance sheets – September 30, 2004 and 2003.

Condensed consolidated statements of operations and comprehensive loss – Three months ended September 30, 2004 and September 30, 2003, and period from inception to September 30, 2004.

Condensed consolidated statements of cash flows – Three months ended September 30, 2004 and September 30, 2003, and period from inception to September 30, 2004.

Notes to condensed consolidated financial statements

Item 2.

Management’s Discussion and analysis of Financial Condition and Results of Operations

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Item 4.

Controls and Procedures

Part II.

Other Information

Item 1.

Legal Proceedings

Item 2.

Change in Securities and Use of Proceeds

Item 3.

Defaults Upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I – FINANCIAL STATEMENTS

ITEM 1.

FINANCIAL STATEMENTS

Heritage Scholastic Corporation

(a Development Stage Company)

Condensed Consolidated Balance Sheets

(unaudited)

September 30,	2004	2003

Assets

Current Assets
Cash	$209	$3,267
Restricted cash	0	0
Accounts receivable	600	600
Inventory	0	5,481
Prepaid expenses	100	4,000
Advances – related party	0	0

Total current assets	909	13,347

Capitalized book expenses	0	15,341

	0	15,341

Total assets	$909	$28,688

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$9,413	$14,735
Wages payable and related taxes	71,314	42,317
Income taxes payable	1,600	1,600
Deferred revenue	12,000	20,320
Loan from shareholder	52,401	6,401

Total liabilities	$146,728	$85,373

Stockholders’ Deficit
Preferred stock;$0.001 par value, 20,000,000 shares authorized	0	0
and no shares issued and outstanding
Common stock; $0.001 par value, 100,000,000 shares	7,920	7,919
authorized and 7,919,875 and 7,918,875 shares issued and outstanding
Additional paid-in capital	116,931	114,207
Deficit accumulated in the development stage	(270,670)	(178,810)

Total stockholders’ deficit	$(145,819)	$(56,684)

Total liabilities and stockholders’ deficit	$909	$28,688

The accompanying notes are an integral part of these condensed consolidated financial statements

Heritage Scholastic Corporation

(a Development Stage Company)

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months	Three Months	Period from Inception
	ended	ended	(30-July-1999)
	30-Sep-2004	30-Sep-2003	to 30-Sep-2004

Revenues	$0	$0	$8,400

Cost of Sales	0	0	7,919

Gross Profit	0	0	481

General and administrative expenses	1,098	14,228	271,151

Net Loss	$(1,098)	$(14,228)	$(270,670)

Loss Per Share of Common Stock	$(0.00)	$(0.00)

Weighted Average Shares Outstanding	7,919,875	7,918,875

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Scholastic Corporation

(a Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(unaudited)

			Period

	Three Months ended	Three Months ended	from Inception
			(30-July-1999)
	30-Sep-04	30-Sep-03	to 30-Sep-2004
Cash Flows From Operating Activities
Net loss	$(1,098)	$(14,228)	$(270,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-Cash based compensation expense	162	821	39,146
Impairment of Capitalized Publishing Costs	0	0	15,341
Change in operating assets and liabilities:
Accounts receivable	0	2,700	(600)
Inventory	0	0	0
Prepaid expenses	0	0	(100)
Accounts payable and accrued expenses	(4,651)	(4,859)	9,413
Wages and related taxes payable	0	10,566	71,314
Income taxes payable	0	0	1,600
Deferred revenues	0	8,320	12,000

Net cash provided by (used in) operating activities	(5,587)	3,320	(122,556)

Cash Flows From Investing Activities
Net change in advances-related party	0	0	0
Decrease in capitalized publishing costs	0	0	(15,341)

Net cash used in investing activities	0	0	(15,341)

Cash Flows From Financing Activities
Net proceeds from issuance of common stock	0	0	85,705
Net change in advances-related party	5,251	(900)	52,401

Net cash provided by (used in) financing activities	5,251	(900)	138,106

Net increase (decrease) in cash	(336)	2,420	209
Cash at Beginning of Period	545	847	0

Cash at End of Period	$209	$3,267	$209

Noncash Investing and Financing Activities:

During the three-month periods ended September 30, 2004 and September 30, 2003, the Company recorded non-cash stock based compensation expense of $162 and $821 respectively for stock options issued to non-employees.

During the period from inception to September 30, 2004, the Company recorded non-cash stock based compensation expense of $9,146 for stock options issued to non-employees.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Heritage Scholastic Corporation

(a Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

1.	Basis of Presentation

The accompanying condensed consolidated financial statements of Heritage Scholastic Corporation (“the Company”), a Nevada corporation. In the opinion of management, the condensed financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods, presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.  Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB, for the year ended June 30, 2004, filed on October 1, 2004, with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The results of operations for the periods ended September 30, 2004 are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2005 or any future period, and the Company makes no representations related thereto.

The accompanying condensed consolidated financial statements as of September 30, 2004 have been prepared assuming the Company will continue as a going concern. The Company had negative working capital of $145,820 as of September 30, 2004, and incurred a net loss for the three month period ended September 30, 2004 and period from inception to September 30, 2004 of $1,098 and $270,670, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Even though the Company generated a small amount of revenue in the period from inception to September 30, 2004, the Company continues to be a development stage company as the Company’s primary focus is raising capital and attracting business.  During the period from inception to September 30, 2004, management raised net proceeds of approximately $86,000 through sales of common stock. Subsequent to September 30, 2004, management intends to continue to raise additional financing through a combination of public and/or private equity placements, commercial project financing and government program funding to fund future operations and commitments. There is no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs.

1.	Basis of Presentation Cont’d

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

2.	Significant Accounting Policies

These condensed consolidated financial statements do not include the complete list of significant accounting policies, reference should be made to the Company’s Form 10-KSB filed on October 1, 2004 for a more complete description of the relevant accounting policies.

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

As of September 30, 2004 a current deferred tax asset of approximately $108,000 had been recognized for the temporary differences related to net operating losses carried forward. A valuation allowance of approximately $108,000 has been recorded to fully offset the deferred tax asset, as it is not more likely than not that the assets will be utilized. The Federal net operating losses of approximately $271,000 begin to expire in 2022 and the state net operating losses of approximately $271,000 begin to expire in 2011, unless previously utilized.

California law imposes a franchise tax of 1.5% of taxable income on companies doing business in the state with a certain minimum amounts per year.

Heritage Scholastic Corporation

(a Development Stage Company)

Notes to Condensed Consolidated Financial Statements

3.	Loan from shareholder

Since its inception, the Company has received various services related to day to day operations from related entities, HMC, Parks Family, LLC and Imprint Publications, LLC, which entities are wholly owned by Charles E. and Lori M. Parks, who are officers, directors and shareholders of HSC.  The note payable represents the balance due for these services as well as advances made by these companies to HSC, and is due on demand.

4.	Recent Accounting Pronouncements

There were no recent Accounting Pronouncements that effect the Company during the first quarter ended September 30, 2004.  For past pronouncements please refer to the Company’s 10-KSB filed October 1, 2004.

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

Part I Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

As of September 30, 2004, we have generated revenues of $8,400 of which none were generated in the three-month period ended September 30, 2004.  The Company has received additional orders totaling $12,000, which has not been filled as of September 30, 2004. We expect orders and revenue to grow in the 2nd quarter as the newly hired salesperson in Los Angeles begins to make more sales contacts. Even though we have generated a small amount of revenue to-date, we continue to be a development stage company as defined by SFAS 7, as our primary focus is raising capital and attracting business.  Accordingly, due to the Company’s status as a development stage company, negative working capital, and continued losses, our independent public accountants have issued a comment regarding our ability to continue as a going concern (please see footnote 1 of the condensed consolidated financial statements).  Currently the company is focusing on selling books in only the Los Angeles area.  This is expected to continue through the fourth quarter of the current fiscal year.  Plans are to expand into other markets once we have substantial success in Los Angeles.

Expenses during the first quarter of this year were approximately $1,100 compared with approximately $14,200 for the same quarter last year.  In the quarter ended September 30, 2004 most of the expenses were bank fees and rent. In the same quarter last year the largest expenses were accrued salaries and wages.  Given the company’s current financial position, it has stopped accruing salaries for the officers.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements as of September 30, 2004 have been prepared assuming the Company will continue as a going concern. However, the Company had negative working capital of $145,820 as of September 30, 2004, and incurred a net loss for the three-month period ended September 30, 2004 and period from inception to September 30, 2004 of $1,098 and $270,670, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

As of September 30, 2004, we had $209 in cash and $600 in receivables.  During the first quarter, the Company raised no additional capital.

We believe our total current assets of $909 as of September 30, 2004, plus projected cash flows, and future offerings that we plan to do, will provide sufficient capital to implement our plan to place our textbooks throughout the targeted school districts.  Our current monthly operating expense is less than $400, exclusive of management’s salaries, which continued to be deferred until we have sufficient sales and cash flow to pay them.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There were no recent Accounting Pronouncements that effect the Company during the quarter ended September 30, 2004.  For past pronouncements please refer to the Company’s 10-KSB filed October 1, 2004.

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

There were no recent Accounting Pronouncements that effect the Company during the quarter ended September 30, 2004.  For past pronouncements please refer to the Company’s 10-KSB filed October 1, 2004.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The management of the Company, including the President and Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d- 14 (c).under the Securities Exchange Act)  as of a date (the “Evaluation Date”)  within 90 days prior to the filing date of this report. Based on that evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that, as of the evaluation date, the Company’s disclosure controls and procedures were effective in ensuring that all material information relating to the Company, including its consolidated subsidiaries, required to be filed in this quarterly report have been made known to them in a timely manner.

Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recently completed evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

HERITAGE SCHOLASTIC CORPORATION

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of threatening litigation.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Heritage Scholastic Corporation

(Registrant)

Date:  ___November 12, 2004_________________

By:  __/s/ Charles E. Parks _________________

Charles E. Parks, President and CEO

Date:  __ November 12, 2004_________________

By:  __/s/ Randall L. Peterson_______________

Randall L. Peterson, Treasurer and CFO