Form 10QSB
period 2004-12-31
HERITAGE SCHOLASTIC CORP
filed 2005-02-22
CIK 1172324

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          -------------------------------------------------------------

                                   FORM 10-QSB

          -------------------------------------------------------------



                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2004, 2004

                          Commission File No: 000-49998

                      Nano Chemical Systems Holdings, Inc.
        (Exact name of small business issuer as specified in its charter)

                   NEVADA                           33-0675154
        (State or other Jurisdiction of          (I.R.S Employer
         Incorporation or Organization)          Identification No.)

                       P.O Box 10591, Portland, Oregon 97296
               (Address of Principal Executive Offices) (Zip Code)

                                 (503) 236-7171
                (Issuer's telephone number, including area code)

                         Heritage Scholastic Corporation
      (Former name, address and fiscal year, if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes /X/ No

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                   Yes /X/ No

     As of February 21, 2005, 67,678,500 shares of the registrants Common Stock were outstanding.

Transitional Small Business Format.  Yes   No /X/

                 HERITAGE SCHOLASTIC CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                                   (UNAUDITED)

                 HERITAGE SCHOLASTIC CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)



                                    CONTENTS


PAGE    1           CONDENSED CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2004
                    (UNAUDITED)

PAGE    2           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                    THREE AND SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003 AND
                    FOR THE PERIOD FROM JULY 30, 1999 (INCEPTION) TO DECEMBER
                    31, 2004 (UNAUDITED)

PAGES 3 - 4         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                    FOR THE PERIOD FROM JULY 30, 1999 (INCEPTION) TO DECEMBER
                    31, 2004 (UNAUDITED)

PAGE    5           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
                    MONTHS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD
                    FROM JULY 30, 1999 (INCEPTION) TO DECEMBER 31, 2004
                    (UNAUDITED)

PAGES 6 - 9         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (UNAUDITED)


                 HERITAGE SCHOLASTIC CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2004
                             -----------------------
                                   (UNAUDITED)




                                     ASSETS
                                     ------

  Deposits                                                                      $              100
                                                                                   -----------------

TOTAL ASSETS                                                                    $              100
                                                                                   =================



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
  Accounts payable and accrued expense                                                       1,633
  Wages payable and related taxes                                                           71,314
  Income taxes payable                                                                       1,600
  Deferred revenue                                                                           4,240
  Stockholder loans                                                                         68,359
                                                                                   -----------------

TOTAL CURRENT LIABILITIES                                                                  147,146

COMMITMENTS AND CONTINGENCIES                                                                   --

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $0.001 par value, 20,000,000 shares authorized,
   none issued and outstanding                                                                  --
  Common stock, $0.001 par value, 100,000,000 shares authorized,
   31,678,500 shares issued and outstanding                                                 31,680
  Additional paid in capital                                                                93,172
  Accumulated deficit during development stage                                            (271,898)
                                                                                   -----------------
        Total Stockholders' Deficiency                                                    (147,046)
                                                                                   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                  $              100
                                                                                   =================



     See accompanying notes to condensed consolidated financial statements.
                                        1


                 HERITAGE SCHOLASTIC CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)



                                                                                                                       For The
                                                                                                                     Period From
                                                 For The Three   For The Three     For The Six      For The Six     July 30, 1999
                                                 Months Ended     Months Ended     Months Ended     Months Ended    (Inception) To
                                                 December 31,     December 31,     December 31,     December 31,     December 31,
                                                     2004             2003             2004            2003              2004
                                                 ------------     ------------     ------------     ------------     ------------

REVENUES                                         $         --     $         --     $         --     $         --     $      8,400

COST OF SALES                                              --               --               --               --            7,919
                                                 ------------     ------------     ------------     ------------     ------------

GROSS PROFIT                                               --               --               --               --              481

OPERATING EXPENSES
  General and administrative                              899           31,126            2,326           45,355          270,779
                                                 ------------     ------------     ------------     ------------     ------------
        Total Operating Expenses                          899           31,126            2,326           45,355          270,779
                                                 ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                                     (899)         (31,126)          (2,326)         (45,355)        (270,298)

Provision for Income Taxes                                 --               --               --               --            1,600
                                                 ------------     ------------     ------------     ------------     ------------

NET LOSS                                                 (899)         (31,126)          (2,326)         (45,355)        (271,898)
                                                 ============     ============     ============     ============     ============

 Net loss per share - basic and diluted          $         --     $         --     $         --     $         --     $         --
                                                 ============     ============     ============     ============     ============

Weighted average number of shares outstanding
  during the period - basic and diluted            31,679,500       31,675,500       31,679,500       31,675,500       28,734,994
                                                 ============     ============     ============     ============     ============




     See accompanying notes to condensed consolidated financial statements.
                                        2


                 HERITAGE SCHOLASTIC CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM JULY 30, 1999 (INCEPTION) TO DECEMBER 31, 2004
       ------------------------------------------------------------------
                                   (UNAUDITED)



                                                                                                                   Additional
                                                        Preferred Stock                 Common Stock                Paid-In
                                                     Shares        Amount          Shares          Amount           Capital
                                                    -------       --------       ----------       ----------       ----------

Balance at July 30, 1999 and June 30, 2000                -       $     --               --       $       --       $       --
                                                    -------       --------       ----------       ----------       ----------

Common stock issued for shareholder note
 receivable ($0.00025 per share)                          -             --       22,000,000           22,000          (16,500)

Common stock issued for shareholder note
 receivable ($0.00075 per share)                          -             --        2,400,000            2,400             (600)
                                                    -------       --------       ----------       ----------       ----------

Balance at June 30, 2001                                  -             --       24,400,000           24,400          (17,100)

Common stock issued for cash ($0.01 per share)            -             --        2,722,500            2,723           24,503

Common stock issued for cash ($0.025 per share)           -             --        2,233,000            2,233           53,592

Common stock issued for services
 ($0.025 per share)                                       -             --        1,120,000            1,120           26,880

Direct costs of stock offering                            -             --               --               --          (42,745)

Fair value of stock options issued to non-employees       -             --               --               --            5,700

Collection of shareholder notes receivable                -             --               --               --               --

Net loss for the year ended June 30, 2002                 -             --               --               --               --
                                                    -------       --------       ----------       ----------       ----------



                                                                           Accumulated
                                                                          Deficit During
                                                          Shareholder        Accumulated
                                                            Notes           Development
                                                          Receivable           Stage              Total
                                                          ----------        ----------        ----------


Balance at July 30, 1999 and June 30, 2000                $       --        $       --        $       --
                                                          ----------        ----------        ----------

Common stock issued for shareholder note
 receivable ($0.00025 per share)                              (5,500)               --                --

Common stock issued for shareholder note
 receivable ($0.00075 per share)                              (1,800)               --                --
                                                          ----------        ----------        ----------

Balance at June 30, 2001                                      (7,300)               --                --

Common stock issued for cash ($0.01 per share)                    --                --            27,226

Common stock issued for cash ($0.025 per share)                   --                --            55,825

Common stock issued for services
 ($0.025 per share)                                               --                --            28,000

Direct costs of stock offering                                    --                --           (42,745)

Fair value of stock options issued to non-employees               --                --             5,700

Collection of shareholder notes receivable                     7,300                --             7,300

Net loss for the year ended June 30, 2002                         --           (27,775)          (27,775)
                                                          ----------        ----------        ----------





     See accompanying notes to condensed consolidated financial statements.
                                        3


                 HERITAGE SCHOLASTIC CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
       FOR THE PERIOD FROM JULY 30, 1999 (INCEPTION) TO DECEMBER 31, 2004
       ------------------------------------------------------------------
                                   (UNAUDITED)

                                                                                                                   Additional
                                                        Preferred Stock                 Common Stock                Paid-In
                                                     Shares        Amount          Shares          Amount           Capital
                                                    -------       --------       ----------       ----------       ----------
Balance at June 30, 2002                                  -             --        30,475,500            30,476            50,830

Common stock issued for cash ($0.025 per share)           -             --           200,000               200             4,800

Common stock issued for cash ($0.025 per share)           -             --           200,000               200             4,800

Common stock issued for services($0.025 per share)        -             --           800,000               800            19,200

Fair value of stock options issued to non-employees       -             --                --                --            10,000

Net loss for the year ended June 30, 2003                 -             --                --                --                --
                                                    -------       --------       -----------       -----------       -----------

Balance at June 30, 2003                                  -             --        31,675,500            31,676            89,630

Common stock issued for cash ($0.025 per share)           -             --             4,000                 4                96

Fair value of stock options issued to non-employees       -             --                --                --             3,284

Net loss for the year ended June 30, 2004                 -             --                --                --                --
                                                    -------       --------       -----------       -----------       -----------

Balance at June 30, 2004                                  -             --        31,679,500            31,680            93,010

Fair value of stock options issued to non-employees       -             --                --                --               162

Net loss for the period ended December 31, 2004           -             --                --                --                --
                                                    -------       --------       -----------       -----------       -----------

Balance at December 31, 2004                              -       $     --        31,679,500       $    31,680       $    93,172
                                                    =======       ========       ===========       ===========       ===========






                                                                           Accumulated
                                                                          Deficit During
                                                          Shareholder        Accumulated
                                                            Notes           Development
                                                          Receivable           Stage               Total
                                                          -----------        -----------        -----------
Balance at June 30, 2002                                           --            (27,775)            53,531

Common stock issued for cash ($0.025 per share)                    --                 --              5,000

Common stock issued for cash ($0.025 per share)                    --                 --              5,000

Common stock issued for services($0.025 per share)                 --                 --             20,000

Fair value of stock options issued to non-employees                --                 --             10,000

Net loss for the year ended June 30, 2003                          --           (136,807)          (136,807)
                                                          -----------        -----------        -----------

Balance at June 30, 2003                                           --           (164,582)           (43,276)

Common stock issued for cash ($0.025 per share)                    --                 --                100

Fair value of stock options issued to non-employees                --                 --              3,284

Net loss for the year ended June 30, 2004                          --           (104,990)          (104,990)
                                                          -----------        -----------        -----------

Balance at June 30, 2004                                           --           (269,572)          (144,882)

Fair value of stock options issued to non-employees                --                 --                162

Net loss for the period ended December 31, 2004                    --             (2,326)            (2,326)
                                                          -----------        -----------        -----------

Balance at December 31, 2004                              $        --        $  (271,898)       $  (147,046)
                                                          ===========        ===========        ===========



     See accompanying notes to condensed consolidated financial statements.
                                        4


                 HERITAGE SCHOLASTIC CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)


                                                                                                                  For The
                                                                                                                Period From
                                                                            For The Six       For The Six      July 30, 1999
                                                                            Months Ended     Months Ended      (Inception) To
                                                                             December 31,    December 31,       December 31,
                                                                               2004              2003              2004
                                                                              ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $  (2,326)       $ (45,355)       $(271,898)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    In-kind contribution of services                                                162            1,642           39,146
    Impairment of capitalized publishing costs                                       --               --           15,341
  Changes in operating assets and liabilities:
    Increase in accounts receivable                                                 600            2,700               --
    Increase in prepaid expense                                                      --               --             (100)
    Increase in accounts payable and accrued expenses                            (7,660)           5,166            1,634
    Increase in wages and related taxes payable                                  (4,651)          20,231           71,314
    Increase in income taxes payable                                                 --               --            1,600
    Increase in deferred revenues                                                (7,760)           8,320            4,240
                                                                              ---------        ---------        ---------
         Net Cash Used In Operating Activities                                  (21,635)          (7,296)        (138,723)
                                                                              ---------        ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capitalized publishing costs                                                       --               --          (15,341)
                                                                              ---------        ---------        ---------
          Net Cash Used In Investing Activities                                      --               --          (15,341)
                                                                              ---------        ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                            --              100           85,705
   Proceeds from issuance of loan payable - related party                        21,090               --           68,359
   Net change in advances - related party                                            --            7,767               --
                                                                              ---------        ---------        ---------

         Net Cash Provided By Financing Activities                               21,090            7,867          154,064
                                                                              ---------        ---------        ---------

NET INCREASE (DECREASE) IN CASH                                                    (545)             571               --

CASH AT BEGINNING OF PERIOD                                                         545              847               --
                                                                              ---------        ---------        ---------

CASH AT END OF PERIOD                                                         $      --        $   1,418        $      --
---------------------                                                         ---------        ---------        ---------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
-----------------------------------------------------------------------

Cash paid for income taxes                                                    $      --        $      --        $      --

Cash paid for interest expense                                                $      --        $      --        $      --
                                                                              =========        =========        =========





     See accompanying notes to condensed consolidated financial statements.
                                        5

                 HERITAGE SCHOLASTIC CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                             -----------------------
                                   (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION
------   ---------------------

         The accompanying condensed consolidated financial statements of Heritage Scholastic Corporation ("the Company"), a Nevada corporation. In the opinion of management, the condensed financial statements reflect all normal and recurring adjustments, which are necessary for a fair presentation of the Company's financial position, results of operations and cash flows as of the dates and for the periods, presented. The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Consequently, these statements do not include all disclosures normally required by generally accepted accounting principles of the United States of America for annual financial statements nor those normally made in an Annual Report on Form 10-KSB. Accordingly, reference should be made to the Company's Form 10-KSB, for the year ended June 30, 2004, filed on October 1, 2004, with the U.S. Securities and Exchange Commission for additional disclosures, including a summary of the Company's accounting policies, which have not materially changed. The results of operations for the periods ended December 31, 2004 are not necessarily indicative of results that may be expected for the fiscal year ending June 30, 2005 or any future period, and the Company makes no representations related thereto

         The accompanying condensed consolidated financial statements as of December 31, 2004 have been prepared assuming the Company will continue as a going concern. The Company had negative working capital of $147,148 as of December 31, 2004, and incurred a net loss for the six month period ended December 31, 2004 and period from inception to December 31, 2004 of $2,326 and $271,898, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's primary focus is raising capital. There is no assurance that additional debt and equity financing needed to fund operations will be consummated or obtained in sufficient amounts necessary to meet the Company's needs. See Note 6

         The accompanying condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

                 HERITAGE SCHOLASTIC CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                             -----------------------
                                   (UNAUDITED)

NOTE 2   SIGNIFICANT ACCOUNTING POLICIES
------   -------------------------------

         These condensed consolidated financial statements do not include the complete list of significant accounting policies, reference should be made to the Company's Form 10-KSB filed on October 1, 2004 for a more complete description of the relevant accounting policies.

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

         As of December 31, 2004 a current deferred tax asset of approximately $108,000 had been recognized for the temporary differences related to net operating losses carried forward. A valuation allowance of approximately $108,000 has been recorded to fully offset the deferred tax asset, as it is not more likely than not that the assets will be utilized. The Federal net operating losses of approximately $271,000 begin to expire in 2022 and the state net operating losses of approximately $271,000 begin to expire in 2011, unless previously utilized.

         California law imposes a franchise tax of 1.5% of taxable income on companies doing business in the state with a certain minimum amounts per year.

NOTE 3   LOAN FROM SHAREHOLDER
------   ---------------------

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

                 HERITAGE SCHOLASTIC CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                             -----------------------
                                   (UNAUDITED)

NOTE 4   RECENT ACCOUNTING PRONOUNCEMENTS
------   --------------------------------

         There were no recent Accounting Pronouncements that affect the Company during the first quarter ended December 31, 2004. For past pronouncements please refer to the Company's 10-KSB filed October 1, 2004.

NOTE 5   COMMON STOCK
------   ------------

         On July 1, 2000 the Company issued 22,000,000 shares of common stock to the Company's founders at $0.00025 per share for a note receivable that was repaid in the year ended June 30, 2002.

         On September 29, 2000 the Company issued 2,400,000 shares of common stock to a key officer of the Company at $0.00075 per share for a note receivable that was repaid in the year ended June 30, 2002.

         On September 14, 2001 the Company issued 2,722,500 shares of common stock to various investors for cash of $0.01 per share.

         On June 30, 2002 the Company issued 2,233,000 shares of common stock in a Nevada-registered offering filed under Rule 504 of Regulation D of the Securities Act of 1933 to various investors for cash of $0.025 per share.

         Related to the shares issued on June 30, 2002 the Company issued 1,100,00 shares to a stock offering consulting firm and 20,000 shares to an individual for work performed on the stock offering. These shares were valued at the stock-offering price of $0.025 per share, or $28,000. The shares issued to the consulting firm were in addition to cash fees under an agreement for various stock offering services.

         The Company incurred a total of approximately $43,000 in direct costs related to above common stock offering, inclusive of the shares issued for services issued at a fair value of $28,000.

         On November 27, 2002 the Company issued 200,000 shares of common stock to an investor for cash of $0.025 per share.

         On February 8, 2003 the Company issued 200,000 shares of common stock to an investor for cash of $0.025 per share.

         On March 30, 2003 the Company issued 800,000 for services performed with a fair value of $5,000 ($0.025 per share).

                 HERITAGE SCHOLASTIC CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2004
                             -----------------------
                                   (UNAUDITED)

         On December 31, 2003, the Company issued 4,000 shares of common stock to an investor for cash of $0.025 per share.

NOTE 6   SUBSEQUENT EVENT
------   ----------------

         (A) Stock Exchanged for Interest in Subsidiary
         ----------------------------------------------

         During January 2005, a stockholder of the company received 100% of the common stock of books for Kids, Inc. in consideration for assuming the liabilities of the subsidiary.

         (B)  Acquisition Agreement
         --------------------------

         On January 27, 2005, The Company consummated an agreement with Nano Chemical Systems, Inc., pursuant to which Nano Chemical Systems, Inc. exchanged all of its common stock for (36,000,000 post split) 9,000,000 shares or approximately 22% of the common stock of the Company. The Company has accounted for the transaction as a combination of entities under common control and accordingly, recorded the merger at historical cost.

         (C) Forward Stock Split
         -----------------------

         On February 7, 2005, the Company effectuated a 4-1 forward stock split on all issued and outstanding shares of common stock. Per share and weighted average share amounts have been retroactively restated in the accompanying consolidated financial statements and related notes to reflect the forward split.

              NANO CHEMICAL SYSTESM HOLDINGS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Item 2.

GENERAL

     The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

RESULTS OF OPERATIONS

As of December 31, 2004, we have generated revenues of $8,400 of which none were generated in the six-month period ended December 31, 2004. Even though we have generated a small amount of revenue to-date, we continue to be a development stage company as defined by SFAS 7, as our primary focus is raising capital and attracting business. Accordingly, due to the Company's status as a development stage company, negative working capital, and continued losses, our independent public accountants have issued a comment regarding our ability to continue as a going concern (please see footnote 1 of the condensed consolidated financial statements). The company has been focused on selling books in only the Los Angeles area with plans to expand into other markets once it had substantial success in Los Angeles.

Expenses during the second quarter of this year were approximately $900 compared with approximately $31,000 for the same quarter last year. In the quarter ended December 31, 2004 most of the expenses were bank fees and rent. In the same quarter last year the largest expenses were accrued salaries and wages. Given the company's current financial position, it stopped accruing salaries for the officers.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying condensed consolidated financial statements as of December 31, 2004 have been prepared assuming the Company will continue as a going concern. However, the Company had negative working capital of $147,046 as of December 31, 2004, and incurred a net loss for the three-month period ended December 31, 2004, 2004 and period from inception to December 31, 2004 of $899 and $270,779, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

As of December 31, 2004, we had $100 in deposit and no receivables. During the second quarter, the Company raised no additional capital. Due to our limited assets and projected cash flows, awe did not believe that we had sufficient capital to implement our plan to place our textbooks throughout the targeted school districts.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

There were no recent Accounting Pronouncements that effect the Company during the quarter ended December 31, 2004. For past pronouncements please refer to the Company's 10-KSB filed October 1, 2004.

SUBSEQUENT EVENT

On January 25, 2005, pursuant to the terms of a Stock Purchase Agreement, Katrina Cleburn purchased 6,531,625 shares of the Company's issued and outstanding common stock from certain shareholders of the Company. The 6,531,625 shares represented a majority of the Company's outstanding common stock. As part of the Acquisition and pursuant to the Stock Purchase Agreement, the following changes to the Company's directors and officers have occurred:

     o Charles Parks resigned as the Company's President and Chief Executive Officer; Randall Peterson resigned as the Company's Chief Financial Officer and Treasurer; and Lori Parks resigned as the Company's Vice President and Secretary, effective January 25, 2005.

     o Katrina Cleburn was appointed as the Company's President, Chief Executive Officer, Chief Financial Officer, and Secretary as of January 25, 2005.

     o Further, Katrina Cleburn was appointed as the sole member of the Board of Directors of the Company.

     o Charles Parks, Randall Peterson, and Lori Parks then resigned as members of the Board of Directors of the Company.

On January 27, 2005 pursuant to an Asset Purchase Agreement and Share Exchange and amendment there to we purchased all of the outstanding shares of Nano Chemical Systems, Inc., a Nevada Corporation, in consideration for the issuance of a total of 9,000,000 restricted common shares to shareholders of Nano Chemical Systems, Inc. Pursuant to the Agreement, all of the Company's shares issued in this transaction are subject to a Lock-Up Agreement, and therefore shall be held in escrow for a period of one year. The acquisition was approved by the unanimous consent of our Board of Directors on January 27, 2005. Pursuant to the Agreement, Nano became a wholly owned subsidiary of the Company. Nano owns the following three patent applications:

     o Assignment for invention entitled: Method for Separating and Enhancing Photoactive Nanoparticles for UV Protection
     o Assignment for a provisional application entitled: Preservation of Narrow Nano-Size Distribution of Particles
     o Assignment for a provisional application entitled: Semi-conductive Nanoparticulates Enhanced Surface Appearance

These three patent applications in progress cover technology for manufacturers products containing nanoparticulates for protection of fabric and wooden surfaces from UV radiation and SparklerTM , which when applied to metallic surfaces is transparent and colorless to visible light. SparklerTM both protects the surface from UV energy and enhances the appearance of surfaces. There are no environmental issues associated with these products. The Company anticipates that these products will have significant economic value when sold with waxes for cars and furniture and with indoor and outdoor paints and coatings for wood and metal.

In addition, pursuant to the terms of the Agreement, all of the assets and liabilities of the Company's subsidiary, Books for Kids was spun off to Randall Peterson.

On February 7, 2005, 2005, the Company effectuated a 4-1 forward split of the Company's issued and outstanding shares.

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities and Small Business Issuer Purchase Of Equity Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8K.

          (a)  Exhibits

          31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of
          2002

          32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of
          2002

          (b) Reports on Form 8K

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                         NANO CHEMICAL SYSTEMS HOLDINGS, INC.
                                         (Registrant)

Date:  February 21, 2005                 By:   /s/ Katrina Cleburn
                                         ----------------------------------
                                                   Katrina Cleburn,
                                                   Chief Executive Officer
                                                   And Chief Financial Officer