Form 10QSB
period 2005-03-31
NANO CHEMICAL SYSTEMS HOLDINGS, INC.
filed 2005-05-23
CIK 1172324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 000-26067

Nano Chemical Systems Holdings, Inc.

(Exact name of registrant as specified in its charter)

NEVADA	87-0571300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O Box 10591, Portland, Oregon 97296

(Address of principal executive offices and zip code)

 Registrant’s telephone number, including area code: (503) 236-7171

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No   ☐

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at May 20, 2005
Common Stock, $.0001 par value	41,999,000

NANO CHEMICAL SYSTEMS HOLDINGS INC.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

ITEM 1.	FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Nano Chemical Systems Holdings, Inc., a Nevada corporation, and its subsidiary and predecessors unless otherwise indicated. Unaudited consolidated, interim, condensed financial statements including a balance sheet for the Company as of March 31, 2005, and statements of operations, equity (deficiency), and statements of cash flows, for interim periods up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 1 through 12 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying unaudited consolidated, condensed, interim financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the Company filed in Forms 8-K dated January 27, 2005 and March 15, 2005. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter and period ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ended June 30, 2005. The financial statements are presented on the accrual basis.

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

AND SUBSIDIARY

UNAUDITED CONSOLIDATED CONDENSED, INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2005

INDEX

Page

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(CONDENSED AND INTERIM)

Balance Sheets	1/2
Statements of Operations	3
Statement of Equity (Deficiency)	4
Statements of Cash Flows	5/6

NOTES TO FINANCIAL STATEMENTS	7

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED BALANCE SHEET
(CONDENSED INTERIM FINANCIAL STATEMENTS)
AS OF MARCH 31, 2005

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$ 22,107
Accounts Receivable	142,434
Inventories - Raw Materials	247,211
Inventories - Finished Goods	122,622

Total Current Assets	534,374

PROPERTY & EQUIPMENT
Property and Equipment, at Cost	354,790
(Less) accumulated depreciation and amortization	(33,333)

Total Property & Equipment	321,457

OTHER ASSETS
Formula	184,000

Total Other Assets	184,000

Total Assets	$ 1,039,831

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED BALANCE SHEET
(CONDENSED INTERIM FINANCIAL STATEMENTS)
AS OF MARCH 31, 2005

LIABILITIES

CURRENT LIABILITIES:
Accounts Payable	$ 207,539
Accrued Interest Payable	3,333

Total current liabilities	210,872

LONG-TERM DEBT
Note Payable - Related Party	1,000,000

Total Liabilities	1,210,872

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock - $.001 par value, 20,000,000 shares
authorized, none issued and outstanding	-

Common stock, - $.001 par value, 100,000,000 shares
authorized, 41,999,000 shares issued and outstanding	41,999

Additional paid-in capital	150,000

Retained Earnings (Deficit)	(363,040)

Net Stockholders’ Equity (Deficiency)	(171,041)

Total Liabilities & Equity (Deficiency)	$ 1,039,831

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED STATEMENTS OF OPERATIONS
(CONDENSED INTERIM FINANCIAL STATEMENTS)

				7 Months Ended
	3 Months Ended	3 Months Ended	9 Months Ended	March 31, 2004
	March 31,	March 31,	March 31,	9-1-03 (Inception)
	2005	2004	2005	to 3-31-04

SALES	198,537	166,891	796,930	402,638

COST OF SALES	229,404	268,382	898,816	594,541

GROSS PROFIT (LOSS)	(30,867)	(101,491)	(101,886)	(191,903)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Administrative Compensation and benefits	23,978	26,063	96,575	56,781
All Other Selling, General and Administrative	7,600	3,384	6,928	6,767

TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	31,578	29,447	103,503	63,548

OTHER INCOME (EXPENSE):
Interest (Expense)	(3,333)	0	(3,333)	0
Other Income	4,843	0	10,273	101

TOTAL OTHER INCOME (EXPENSE):	1,510	0	6,940	101

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(60,935)	(130,938)	(198,449)	(255,350)

PROVISION FOR INCOME TAX	0	0	0	0

NET INCOME (LOSS)	(60,935)	(130,938)	(198,449)	(255,350)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	0.00	N/A	(0.01)	N/A

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF
COMMON STOCK (000 OMITTED)	42,939	N/A	14,104	N/A

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY
UNAUDITED CONSOLIDATED STOCKHOLDERS EQUITY
(CONDENSED INTERIM FINANCIAL STATEMENTS)
AS OF MARCH 31, 2005

	Common Stock		Paid In Excess	Owners	Retained
	Par Value $0.001		of Par	Capital	Earnings	Net Equity
	Shares	Amount		Pre Merger	(Deficit)	(Deficiency)

BALANCE - September 1, 2003				0		0
(Date of Inception)

Owner’s investment				613,752		613,752

(Loss) for Period September 1, 2003 (Inception) to June 30, 2004 (Year End) (7 Month)					(164,591)	(164,591)

Balance - June 30, 2004	0	0	0	613,752	(164,591)	449,161

Common Stock Issued prior to the change of control of the Company on Janury 27, 2005 when known as Heritage Scholastic Corp.
Not part of the change in control	5,997,000	5,997	(5,997)	0	0	0
Part of the change in control	25,928,500	25,928	(25,928)	0	0	0
(There are an estimated 5,300,000
stock options left granted after the
change of control)

Common stock issued on January 27, 2005 in exchange for Nano Chemical Systems, Inc., a wholly owned subsidiary	36,000,000	36,000	14,000		0	50,000

Common stock issued on March 15, 2005 in exchange for a portion of the assets and customer base of GreenTree Spray Techologies, Inc.
New stock issued	24,000,000	24,000	76,000	0	0	100,000
Stock returned from the January 27, 2005 ownership change	(49,926,500)	(49,926)	49,926	0	0	0

Reclassify Owners Capital Pre-Merger to Paid in Excess of Par			41,999	(613,752)		(571,753)

(Loss) for 9 months ended March 31, 2005					(198,449)	(198,449)

Balance - March 31, 2005	41,999,000	41,999	150,000	0	(363,040)	(171,041)

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONDENSED INTERIM FINANCIAL STATEMENTS)

	Nine Months Ended	Seven Months Ended
	March 31,	31-Mar
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(198,449)	(231,804)
Adjustments to reconcile net (loss)
to net cash from (to) operating activities:
Stock issued for Services	0	0
Depreciation & Amortization Prop & Equip	18,333	15,000
Changes in operating assets and liabilities which
increase (decrease) cash flow:
Accounts Receivable	(8,495)	(133,939)
Inventories	(9,020)	(360,813)
Accounts Payable and Commissions	63,104	149,695
Accrued Liabilities	3,333	0

Net cash provided (used) from operating activities	(131,194)	(561,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital (Outlays)/Disposals - net	(195,135)	(159,656)
Other Assets	(83,700)	(60,300)
Investment in Subsidary Nano Chemical Systems, Inc.	(50,000)
Net cash provided (used) from investing activities	(328,835)	(219,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Investment from Owner	(613,752)	822,937
Term note due to major shareholder	1,000,000	0
Owner contributes to Company in acquisition of GreenTree	41,999	0

Net cash provided (used) from financing activities	428,247	822,937

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	(31,782)	41,120

CASH AND CASH EQUIVALENTS - Beginning of Period	53,889	0

CASH AND CASH EQUIVALENTS - End of Period	$22,107	$41,120

 See Notes to Financial Statements

NANO CHEMICAL SYUSTGEMS HOLDINGS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Nine Months Ended	Seven Months Ended
	March 31,	March 31,
	2005	2004
SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
Interest	$ 3,333	$ -
Taxes	$ -	$ -

NON CASH INVESTING AND FINANCING ACTIVITIES

STOCK ISSUED FOR:
Services	$ -	$ -
Acquisition of Nano Chemical Systems, Inc. a subsidiary	$ 50,000	$ -
Asset Purchase of part of assets of GreenTree	$ 100,000	$ -
Non recognition of assets received over assigned value in the asset purchase of part of GreenTree, pending clarification upon
full completion of asset acquisition scheduled on June 30, 2005	$ (10,000)	$ -

6 See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2005

1 – Organization, History and Business Activity

The Company, a Nevada corporation, was previously known as Heritage Scholastic Corporation (“Heritage”), before it changed its name to Nano Chemical Systems Holdings, Inc. on January 27, 2005.

On January 25, 2005, (the effective date) pursuant to the terms of several Stock Purchase Agreements, Katrina Cleburn purchased 6,531,625 shares of the Company’s issued and outstanding common stock from certain shareholders, which represented a majority of the Company’s outstanding common stock.

On January 27, 2005 (the effective date) pursuant to an Asset Purchase Agreement and Share Exchange (the “Heritage Agreement”) between the Company and Nano Chemical Systems, Inc. (the “Subsidiary”), a Nevada corporation, the Company purchased all of the outstanding shares of the Subsidiary for a total of 9,000,000 newly issued restricted common shares of the Company. Pursuant to the Heritage Agreement, the Subsidiary became a wholly owned subsidiary of the Company. Also pursuant to the Heritage Agreement the Subsidiary’s shareholders received stock in the Company (7,000,000 to Katrina Cleburn and 2,000,000 to Treya, Inc.). The Company’s name was changed from Heritage Scholastic, Inc. to Nano Chemical Systems Holdings, Inc. This transaction was a reverse merger whereby the shareholders of the Subsidiary obtained control of the Company.

The previous majority shareholders of the Company agreed to assume and pay off all of the debts of the Company, thus leaving the Company an empty “shell” before the simultaneous acquisition of the Subsidiary. The Subsidiary owns two patent applications valued at $50,000 on its financial statements and has no operations.

On February 7, 2005, the Company affected a forward stock split wherein one share of common stock was split to four shares. These financial statements reflect this forward stock split retroactive to inception.

On March 14, 2005, Katrina Cleburn and the Company cancelled 49,926,500 of her shares. A Heritage shareholder failed to deliver to Katrina 50,000 shares (200,000 post split). These shares were cancelled. This left Katrina Cleburn with 4,000,000 post split shares.

At the time of the forward stock split, the Company had up to 1,325,000 stock options outstanding. The stock options are convertible at one option for one share of common stock for a price of $0.10 per share. The holders of the stock options contend that the forward stock split increased the number of the stock options to 5,300,000 and that they have a valid assignment of valid options while the new majority shareholder, as described in the next paragraph, contends that they do/did not. Both parties are seeking a legal opinion as to which position is correct.

Furthermore, there is some uncertainty in the overall number of shares outstanding. The number may vary from a minimum of 41,553,000 to a maximum is 41,997,000, or a difference of up to 444,000 shares equaling up to a difference of 1% of the total. The Company’s attorneys are resolving this issue and by the year end audit, management expects this issue to be resolved.

On March 15, 2005 (the effective date), pursuant to an Asset Purchase Agreement (the “GreenTree Agreement”) between the Company and GreenTree Spray Technologies, LLC (“GreenTree”), a Delaware limited liability company, the Company purchased manufacturing, technical and other assets from GreenTree for a total of 24,000,000 newly issued restricted

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2005

1 – Organization, History and Business Activity (Continued)

common shares of the Company and a promissory note for $1,000,000 due March 15, 2007. Refer also to Note “GreenTree Agreement.”

Pursuant to the GreenTree Agreement, all of assets of GreenTree get transferred to the Company in two steps, the first on March 15, 2005 and the second on June 30, 2005. The owner of GreenTree takes control of the majority ownership of the Company. Prior to the Agreement, the Company had assets in the form of two patent applications valued at $50,000 but no operations. GreenTree has assets and on going operations. The GreenTree Agreement constitutes a “reverse acquisition.” Accordingly, the prior financial history of the Company drops out and the prior financial history of GreenTree steps into its place, even though the Company survives the merger. These unaudited financial statements report the history of GreenTree and its financial activity adjusted to GreenTree’s best estimate of the portion of GreenTree’s total operations which relate to the part of the operations included in the GreenTree Agreement. The entire operations are scheduled to be incorporated in the June 30, 2005 year end audited financial statements, at which time all of GreenTree will have been transferred into the Company.

In August 2003, Marc Mathys purchased the assets of the then recently closed aerosol plant and operations of GreenTree Chemical Technologies, Inc. located in Seaford, Delaware. He reopened the plant in the same location and reestablished the manufacturing of canned aerosol products. Under him, the operations were conducted under the name Green Tree Spray Technologies, LLC. On March 21, 2005, a Delaware limited liability company (LLC) was organized under the name of GreenTree Spray Technologies, LLC (“GreenTree”).

NOTE 2 – Summary of Significant Accounting Policies

(a) – General Statement of Accounting and Basis of Presentation

The Company prepares its books and records on the accrual basis for financial reporting. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Company has the following wholly owned subsidiary:

Nano Chemical Systems, Inc.

The accompanying consolidated financial statements include the accounts of its subsidiary. All significant intercompany balances and transactions have been eliminated. The consolidated interim condensed financial statements at March 31, 2005 and for the periods ended March 31, 2005 and 2004 are unaudited, but include all adjustments, which the Company considers necessary for a fair presentation.

The accompanying unaudited financial statements are for the interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company’s Forms 8-K dated January 27, 2005 and March 15, 2005 which provides the basis of these unaudited financial statements in reporting this reverse acquisition.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 2 – Summary of Significant Accounting Policies (Continued)

The accompanying consolidated unaudited interim financial statements for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the results which can be expected for the entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(b) - Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

(c) – Inventories

Inventories are valued at cost or market, which ever is less, computed on a modified First-In, First-Out method.

(d) - Property and Equipment

Property and equipment are valued at its estimated fair value, as accepted in an asset purchase. Depreciation methods will be established and provided using estimated useful lives going forward.

(e) – Impairment of Long-Lived Assets

The Company by policy periodically evaluates the economic recoverability of all of its long-lived assets. In accordance with that policy, when the Company determined that an asset has been impaired, it will recognize the loss in it statement of operations.

(f) – Fair Value of Financial Instruments

The Methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:

Inventory is reflected in the financial statements at fair value because of the short maturity of this instrument.

Note payable to member (related party) is reflected in the financial statements at fair value because it carries a reasonable interest rate.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 2 – Summary of Significant Accounting Policies (Continued)

(g) - Intangible Assets

The Financial Accounting Standards Board has issued FASB 142 “Goodwill and Other Intangible Assets’ effective for fiscal years beginning after December 15, 2001. According to FASB 142, goodwill and other intangible assets should not be amortized. Instead, they should be reviewed at least annually for impairment and charged to earnings only when its recorded value exceeds its implied fair value. In other words, instead of methodically writing off the cost of intangible assets, they remain on the financial statements “as is” until the Company determines the amount recorded on the financial statements exceeds what the Company believes it is still worth. At that time, the Company reduces the value to what it believes it is still worth. Once reduced, it remains reduced, even if the value should increase later.

As of March 31, 2005, management determined to forego an evaluation of the fair value of intangible until its year end, June 30, 2005. Therefore, there is no impairment to recognize in intangible assets at this time.

(h) – Revenue Recognition

The Company recognizes revenue in the period in which the services are rendered and the products are shipped

(i) – Financial and Concentrations of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of the number of customers of the Company. There are six (6) of the major customers of the Company that were passed to the Company in the GreenTree Agreement presented with the balance sheet. One of these six customers provides the majority of the sales. The loss of this major customer could have a negative impact on the future operations of the Company.

(j) – Income Taxes

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. Due to the GreenTree Agreement, the Company underwent an ownership change as defined in Section 382 of the Internal Revenue Code. Refer to the Note on “GreenTree Agreement.”

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 2 – Summary of Significant Accounting Policies (Continued)

(k) - Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(l) - Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 – Financial Condition and Going Concern

The Company’s Balance Sheet has been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The asset purchase includes ongoing operations that management is of the opinion are profitable and will sustain itself as to cash flow needs. Therefore, management is of the opinion that the asset purchase will sustain the Company as a going concern.

However, because the Asset Purchase does not include any cash or receivables, in the short term the Company may suffer cash shortages that the Company will need to borrow funds to cover. Management is of the opinion this will be temporary and has arranged to fund any possible cash shortages by the majority shareholder of the Company.

NOTE 4 – Inventory

Inventories are valued at cost or market, which ever is lower, on a first-in, first-out (“FIFO”) method as modified. It is modified because the individual items in the raw material inventory are valued at the cost of the last item received without regard as to the quantity on hand vs. the number put into inventory from the last number of items received. That new cost remains in raw material, and flows from raw material on through into finished goods until the next time the raw material item is received. Then it changes to the cost of the newest item received. Management is of the opinion this method of costing raw materials and the consequential results affecting the cost of material in process and finished goods ultimately is insignificant, and in most cases will most efficiently rid the inventory of multiple levels of individual inventory costing in raw materials and finished goods.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 5 – Plant and Equipment

Management assigned plant and equipment a value approximating original cost to the Company in August 2003 without considering any subsequent depreciation. In the view of Management, the fair value of plant and equipment as of March 31, 2005 exceeds its original cost, primarily because the original purchase price was for amounts less than it fair value at the time.

Management will also evaluate the fair value of such assets at least annually at year end (June 30) and if the fair value is less than cost, then the net value on the books and records of the Company will be reduced to equal the fair value at the time.

Plant and equipment are valued at the following amounts, with the depreciation method anticipated to be MACRS using estimated lives as shown below:

	Value	Estimated Life
Manufacturing Processing Line	$177,395	7 Years
Tank Farm used to fill aerosol cans	169,395	7 Years
Macola System (Computer Software)	45,000	5 Years
Total Plant and Equipment	$392,160

In addition, refer to Note “GreenTree Agreement”

NOTE 6- GreenTree Agreement

The Company and GreenTree Spray Technologies, LLC (“GreenTree”) entered into an Asset Purchase Agreement (“GreenTree Agreement”) buying selected assets from GreenTree for $1,000,000 plus 24,000,000 newly issued restricted shares of common stock of the Company, effective March 15, 2005. Management assigned a value of $100,000 for the 24,000,000 shares of restricted stock issued in the Agreement and it represents the assigned value of other intangibles not otherwise identified in the Agreement, including goodwill, if any.

The underlying intent of the Heritage Agreement and the Greentree Agreement is to transition the Company from an empty public “shell” to an ongoing operation whereby certain Nano technology (undeveloped patent rights) is joined with all of the operations, assets, and recorded liabilities of GreenTree. The Company’s management believes that the aerosol operations will allow it to manufacture and distribute products that will use Nano technology. Ultimately, the majority ownership and management control of the Company will rest with the present owner of GreenTree.

The transaction involves a series of phases in the acquisition process wherein the management, operations, and majority ownership in the Company changes hands one-step at a time. The merger is designed to qualify as a tax-free exchange under Internal Revenue Code Section 351.

Under the terms of the GreenTree Agreement, Marc Mathys, the sole Member of GreenTree, an LLC, is owed $1,000,000 as evidenced by a Promissory Note between the Company as the “Maker” and GreenTree, as the “Holder” and is secured by a “Security Agreement.” Terms of payment on the $1,000,000 owed the member are interest-only, in arrears, on a quarterly basis at

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 6 -	GreenTree Agreement (Continued)

8% per annum, payable quarterly. Total principal and unpaid interest are due and payable on March 15, 2007. The debt obligation is secured by the assets transferred, or its equivalent thereafter, as outlined in the Security Agreement.

Under the GreenTree Agreement, the Company ultimately acquires all of the assets, proprietary chemical formulations, know how, intellectual property, goodwill, and operations of GreenTree. This takes place in two steps. The first was on March 15, 2005 and the second will be on June 30, 2005. This financial statement relates only to the first phase that occurred on March 15, 2005. On or about March 15, 2005 a Form 8-K was filed with the Securities and Exchange Commission (“SEC”) disclosing the Agreement and that the first phase had taken place.

On March 15, 2005, the first step of the GreenTree Agreement took place wherein an estimated 75%, looking forward, of the operations passed into the Company when GreenTree transferred six (6) of its key business customers and the related operations. The GreenTree Agreement also requires the Company to assume 75% of the lease commitments GreenTree has for the plant that it leases for its operations. Upon completion of this step of the reverse merger, the former president of the Company resigned and GreenTree appointed its own president to manage the Company. In the Form 8-K filed with the SEC, it states that “no transactions occurred in the last two years to which [the Company] was a party in which any director or officer had or is to have a direct or indirect material interest [in the Company].”

On June 30, 2005, the second step of the GreenTree Agreement will take place wherein the balance of the assets and operations of GreenTree will pass into the Company. The GreenTree Agreement requires that both parties complete the second phase. The GreenTree Agreement also allows for modifications, or amendments, to the agreement under certain restrictions. This allows for modifications possibly needed to perfect the intent of the merger. For example, no provision is presently provided in the GreenTree Agreement relating to how to treat the on going operations, debts, and obligations of GreenTree at the time of the merger and thereafter. Management indicates it intended to include the recorded liabilities of the Company in the merger even though they were not included in the Agreement. Other issues that may need addressing might include who will handle and be held responsible for any potential impact of various governmental regulatory agencies, such as OSHSA, EPA, and Labor. The GreenTree Agreement leaves this out, meaning to say anything before March 15, 2005 would not pass to the Company.

Even though this reverse merger will not provide any immediate liquidity or funds to conduct its operations, management is of the opinion that this move will provide it with much greater opportunities to raise equity funding and long-term debt later on.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2005

NOTE 7 - Lease Commitment

The GreenTree Agreement includes a provision whereby the Company will assume and pay for approximately 75% of the existing lease commitments GreenTree for plant and equipment presently leases, effective March 15, 2005. The terms of the total lease are $11,280 per month through August 31, 2005.

Future commitments associated with the asset purchase are approximately:

	Total	75% of Total
June 30, 2005 (three one half months)	$39,480	$29,610
August 31, 2005 (end of lease)	33,840	25,380

Total lease commitment (Ends August 31, 2005)	$73,320	$54,990

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This report contains certain forward-looking statements. These statements relate to future events or our future performance and involve known and unknown risks and uncertainties. Actual results may differ substantially from such forward-looking statements, including, but not limited to, the following:

o	the progress and success of a specific research being conducted by us and our ability to commercialize any technology and or products that might eventually result from such research;

o	product market risks that our products will either not be accepted by the market or accepted in qualities too low to make us profitable;

o	our ability to meet our cash and working capital needs;

o	our ability to maintain our corporate existence as a viable entity; and

o	other risks detailed in our periodic report filings with the SEC.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology.

These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

GENERAL

On January 25, 2005, pursuant to the terms of a Stock Purchase Agreement, Katrina Cleburn purchased 6,531,625 shares of our issued and outstanding common stock from certain shareholders of the Company. The 6,531,625 shares represented a majority of the Company’s outstanding common stock. As part of the Acquisition and pursuant to the Stock Purchase Agreement, the following changes to the Company’s directors and officers have occurred:

o

Charles Parks resigned as the Company’s President and Chief Executive Officer; Randall Peterson resigned as the Company’s Chief Financial Officer and Treasurer; and Lori Parks resigned as the Company’s Vice President and Secretary, effective January 25, 2005.

o	Katrina Cleburn was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer, and Secretary as of January 25, 2005.

o	Further, Katrina Cleburn was appointed as the sole member of the Board of Directors of the Company.

o	Charles Parks, Randall Peterson, and Lori Parks then resigned as members of the Board of Directors of the Company.

On January 27, 2005 pursuant to an Asset Purchase Agreement and Share Exchange and amendment thereto we purchased all of the outstanding shares of Nano Chemical Systems, Inc., a Nevada Corporation, in consideration for the issuance of a total of 9,000,000 restricted common shares to shareholders of Nano Chemical Systems, Inc.

Pursuant to the Agreement, all of the Company’s shares issued in this transaction are subject to a Lock-Up Agreement, and therefore shall be held in escrow for a period of one year. The acquisition was approved by the unanimous consent of our Board of Directors on January 27, 2005. Pursuant to the Agreement, Nano became a wholly owned subsidiary of the Company. Nano owns the following two provisional patent applications:

o	Assignment for a provisional application entitled: Preservation of Narrow Nano-Size Distribution of Particles.
o	Assignment for a provisional application entitled: Semi-conductive Nanoparticulates Enhanced Surface Appearance.

Further work and filings needs to be done on these provisional applications on or before September 2, 2005

These two provisional patent applications in progress cover technology for manufacturers products containing nanoparticulates for protection of fabric and wooden surfaces from UV radiation. There can be no assurance that there is any value to the provisional applications, that the technology is marketable or that there will any market for the products created from these technologies.

In addition, pursuant to the terms of the Agreement, all of the assets and liabilities of the Company’s subsidiary, Books for Kids was spun off to Randall Peterson.

On February 7, 2005, the Company effectuated a 4-1 forward split of the Company’s issued and outstanding shares.

On March 15, 2005, pursuant to the Asset Purchase Agreement (the “Agreement”) between us and GreenTree Spray Technologies, LLC (“GreenTree”), a Delaware limited liability company, the Company purchased manufacturing, technical and other assets from Green-Tree for a total of 24,000,000 restricted common shares of the Company and a promissory note for $1,000,000.

GreenTree is an aerosol manufacturing company located in Seaford, Delaware with a $2 million expected annual sales rate, 30,000 square foot facility including office, laboratory and production area, and five exempt and 15 hourly employees. Pursuant to the Agreement, the Company purchased proprietary chemical formulations, know how and other intellectual property which are related to the manufacture, packaging, filling, labeling and/or sale of aerosol containers on the Terco line and aerosol related products from GreenTree’s Seaford Plant related to GreenTree’s five largest customers.

Pursuant to the Agreement, the Company has entered into a new sub-Lease Agreement with Green Tree assuming seventy-five percent of the obligations under the master lease in connection with the Company’s post-closing operation of the Terco Division.

Pursuant to the Agreement, the Company entered into a two year Promissory Note (“Note”) and Security Agreement with GreenTree for $1,000,000 with an annual interest rate of eight percent, payable interest only on a quarterly basis.

Pursuant to the terms of the Agreement, GreenTree was issued 24,000,000 shares of the Company’s authorized common stock. Simultaneously, with the signing of the Agreement, Katrina Cleburn, our majority shareholder agreed to the cancellation of 49,926,500 of her shares of our common stock. Therefore, the 24,000,000 shares held by GreenTree represent a majority of the Company’s outstanding common stock. As part of the Agreement, the following changes to the Company’s directors and officers have occurred:

Katrina Cleburn resigned as the Company’s President and Chief Executive Officer; and was appointed as the Company’s Chief Financial Officer, effective March 15, 2005.

Marc Mathys was appointed as the Company’s President and Chief Executive Officer; and Henry Simpson was appointed as the Company’s Vice President of Operations as of March 15, 2005.

Further, Marc Mathys, Henry Simpson and David Tomanek were appointed as members of the Board of Directors of the Company.

According to the Agreement, the remaining assets of GreenTree will be transferred into the company on June 30 for an additional 8,000,000 shares and an additional not of $333,000 payable to GreenTree. Marc Mathys owns all of GreenTree.

PLAN OF OPERATIONS

The company in its’ present configuration, was only formed on March 15, 2005 by virtue of an asset purchase. The plan for forward operations is as stated in the form 8-k filed with the commission on March 21, 2005. Due to the short period of time the plan has not had a significant change. At the present time, the company has a backlog of orders in excess of $1,000,000, the majority of which should be filled during this coming quarter. Historically the slowest sales period of the year is the period from January throughout March. We have now weathered this slow period and look forward to increasing operations during the next nine months for both sales and operations. The company historically has not been profitable and some products have been sold below their cost of good sold. The company has been increasing prices and will continue to do so, but every time that the price is increased there is a market acceptance risk.

During the immediate forward period the company will begin to seek representation for sales to the U.S. Government. There are ongoing discussions with a distributor whose primary sales are to the U.S. Government, but as yet of there is no agreement or government order from this source. The discussions with this Distributor will continue, hopefully with a contract or order to be signed in the near future.

Management has been assisting a specialist in nano technology in obtaining a H1B Visa to work and stay in the USA with the intention of employing this individual when the Visa is obtained and he can start work under the Visa’s requirements. This person will be employed in the Seaford Delaware facility and will assist in developing the current products of the company and additional products for the expected benefits of Nano Technology.

Results of Operations

For the three month period ended March 31, 2005, the Company had revenues of $198,537 and incurred a net loss of $60,935, compared to revenues of $166,891 and a net loss of $130,938 for the three month period ended March 31, 2004. The increase in revenues was a result of our largest customers ordered more products and the closure of another independent facility that one of our customers had been using along with our company. For the three month period ended March 31, 2005, the company's cost of sales was $229,404; compared to a cost of sales of $268,382 for the three month period ended March 31, 2004. We were able to decrease the cost of sales due to an increase in operational efficiencies and a differing customer/product mix. As of March 31, 2005, our officers did not receive compensation for their services; however, we expect to incur compensation related expenses for the services of our officers in the upcoming quarter. As part of the public "shell" acquisition and reverse takeovers, a share holder has paid legal, accounting and other expenses for the Company.

Liquidity and Capital Resources

As of March 31, 2005, the Company had a cash balance of $22,107 and had a working capital deficit of $31,782.

At March 31, 2005, we had inventory in the form of raw materials of $247,211 and in the form of finished goods $122,622, totaling $369,833. At March 31, 2005, we also had $142,434 in accounts receivable.

As of March 31, 2005, our current assets were $534,374 and our current liabilities were $210,872. We believe that we will be able to conduct enough business through the end of our fiscal year to become operationally profitable.

Presently, our CEO, who is our majority shareholder, has agreed to continue funding the operations while we continue seeking other means of financing, including making a profit and seeking funding from the sale of our stock. We intend to raise funds for operating expenses and to fulfill our funding requirements from the sale of shares of our common stock. If we are unable raise money to satisfy our funding needs, we will have to look at alternative sources of funding. We do not have any firm plans as to the source of this alternative funding and there is no assurance that the funds will be available or, that even if they are available, that they will be available on terms that will be acceptable to us.

Critical Accounting Policies

Nano’s financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, Nano views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on Nano’s consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b) Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

On February 7, 2005, the Company affected a forward stock split for all shareholders of record wherein one share of common stock was split to four shares.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

 (a)        Exhibits

Exhibit 10.1 -  Stock Purchase Agreement with Katrina Cleburn

Exhibit 31.1 – Certification of the CEO and CFO Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 - Certification of the CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports of Form 8-K

On February 14, 2005, the Company filed a Form 8K with the SEC based on a change in control of the Company.

On February 16, 2005, the Company filed a Form 8K with the SEC based on the execution of an Asset Purchase Agreement and Share Exchange between the Company and Nano Chemical Systems, Inc.

On February 17, 2005, the Company filed a Form 8K with the SEC based on a change in accountant

On March 21, 2005, the Company filed a Form 8K with the SEC based on the execution of an Asset Purchase Agreement between the Company and GreenTree Spray Technologies, LLC.

On May 16, 2005, the Company filed a Form 8K with the SEC based on a change in accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Nano Chemical Systems Holdings, Inc.

May 20, 2005	By: /s/ Marc Mathys
Marc Mathys, President and Chief Executive Officer