Form 10KSB
period 2005-06-30
NANO CHEMICAL SYSTEMS HOLDINGS, INC.
filed 2005-10-14
CIK 1172324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-26067

Nano Chemical Systems Holdings, Inc.

(Name of small business issuer in its charter)

NEVADA	87-0571300
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

105 Park Avenue, Seaford, Delaware	19973
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (480) 816-6140

Securities registered under 12(b) of the Exchange Act:

None

Securities registered under 12 (g) of the Exchange Act:

Common Stock

(Title of Class)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

The issuer’s revenues for its most recent fiscal year were $1,937,363. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of October 13, 2005 is $7,750,000. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant’s common stock as of October 13, 2005 was 49,553,000.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

2005 FORM 10-KSB

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Nano Chemical Systems Holdings, Inc., a Nevada corporation, was incorporated on July 30, 1999 under the name “Heritage Scholastic Corporation.” Prior to conducting its current operations, the Company was engaged in the business of publishing and distributing supplemental history textbooks for grades K through 12. However, on January 27, 2005, pursuant to a Stock Purchase and Share Exchange Agreement (the “Share Exchange Agreement”) between Heritage Scholastic Corporation, Nano Chemical Systems, Inc., a Nevada corporation (“NCS”), and the shareholders of NCS, Heritage Scholastic Corporation issued 9,000,000 shares of its issued and outstanding stock to the shareholders of NCS in exchange for 100% of the issued and outstanding stock of NCS. As a result of the Share Exchange Agreement, NCS became a wholly-owned subsidiary of Heritage Scholastic Corporation. In connection with the Share Exchange Agreement, on February 15, 2005, Heritage Scholastic Corporation changed its name from Heritage Scholastic Corporation to Nano Chemical Systems Holdings, Inc. (hereinafter the “Company”).

References to “we,” “our,” or “us,” as those terms may be used throughout this Annual Report on Form 10-KSB, also mean the Company.

ACQUISITION OF ASSETS OF GREENTREE SPRAY TECHNOLOGIES, LLC

On March 15, 2005, pursuant to an Asset Purchase Agreement between the Company and GreenTree Spray Technologies, LLC, a Delaware limited liability company (“GreenTree”) (the “GreenTree Asset Purchase Agreement”), the Company purchased manufacturing assets, technical know-how, proprietary chemical formulae, and other assets of GreenTree and, in exchange for the transferred assets, the Company issued 32,000,000 shares of its restricted common stock and a promissory note in the principal amount of One Million Three-Hundred Thirty-Three Thousand and No/100 Dollars ($1,333,000) (the “GreenTree Note”). The GreenTree Note requires quarterly interest payments at 8% per annum with a final balloon payment equal to all remaining outstanding principal and interest due on March 15, 2007. The GreenTree Note is secured by certain assets of the Company.

PRODUCTS AND CUSTOMERS

The Company is a nanomaterials (also referred to as nanocrystalline materials or nanoparticles) developer. Nanomaterials engineering and science are part of the field of nanotechnology. Nanomaterials are made of very small particles (nanoparticles) less than 100 nanometers in diameter. A nanometer is one billionth of one meter. To put this in perspective, a tall person is approximately two billion nanometers tall. In other words, if every person in the U.S. were only one nanometer tall, and if each person were then stacked one on top of the other, the resulting figure would be less than 12 inches in height. At the nanometer scale, the properties of a material depend more on the size, shape, structure, arrangement, and surface of the individual particles than on its chemical identity. Additionally, often only minute quantities of material are required to obtain the desired performance because of a tremendous increase in surface area per unit of mass.

The Company’s methods for engineering and manufacturing nanomaterials result in particles with controlled size, shape, and surface characteristics, which behave differently from conventionally produced larger-sized materials. In applications, nanomaterials can offer advantages such as improved performance, increased marketability, and/or the development of new products or processes.

The Company employs proprietary technology to create nanomaterials, typically of titanium dioxide.

The Company currently manufactures and sells aerosol-delivered janitorial and industrial products, waxes, lubricants, and polishes to other companies, which those companies then sell under their own brand-names. The Company also has its own line of branded products. Management believes that the Company can employ its excess production capacity to combine its aerosol operations with nanotechnology in order to bring to market aerosol-delivered nanoparticle products under its own and other brand-names.

Specifically, the following nanotechnology-based, aerosol-delivered products are in various stages of development by the Company:

1.	Temporary Tagging Paint (See below “Intellectual Property and Proprietary Rights”)

2.	UV Protection for Fabric

3.	Friction Reduced Lubricant (See below “Intellectual Property and Proprietary Rights”)

4.	Optical Refractive Car Wax

5.	Mold/Fungus Control

The Company is in the process of developing individual trademarked names for each product and a corporate brand identity for this family of products to support marketing and sales. Management believes that no government approval is required before launching of most of these products, since the products are principally reformulations of chemicals which are not currently under EPA or other government pre-sale registration requirements.

The Temporary Tagging Paint product allows temporary marking in a fluorescent color, for approximately one hour, after which the markings fade. The product employs chemiluminesence, a cold chemical process, which mimic that of a firefly. Development work is planned to (1) extend the product to multiple colors, (2) to increase the effective time to two hours and make it less dependent on ambient temperature, and (3) provide a method of accelerating the removal of the marking.

The UV Protection for Fabric product uses nanoparticles of titanium dioxide to absorb damaging ultra-violet radiation. This product has been prototyped and tested for effectiveness. Just as sunscreens have an SPF rating system, fabrics have a rating system measured in UPF. The Company plans to offer the UV Protection of Fabric product with a UPF of 30 for moderate protection and with a UPF of 45 for a high level of protection to the person wearing the clothing.

The Friction Reduced Lubricant has been described but has not yet been formulated or prototyped. This product is a new composite lubricant designed to reduce friction and wear and to increase load-bearing capacity by incorporating “nano-ball bearings” into hydrocarbon lubricants such as motor oil in a proprietary formulation.

The Friction Reduced lubrication product is an example of the complementary nature of the Company’s aerosol manufacturing and the Company’s own aerosol-delivered nano-products. The Company has developed and successfully passed testing of a lubrication product for a national office retailer. The retailer is finalizing its packaging for the product, and may sell the product under its brand-name.

The Company manufactures a furniture wax in aerosol delivery products for other companies to sell under their own brand names. The Optical Refractive Car Wax product is in the R&D phase, but numerous problems still need to be solved. The Company plans to design nanoparticles which alter and integrate visible and UV light to produce visible optical effects and then add these nanoparticles to waxes to produce the Optical Refractive Car Wax product. This process is presently theoretical and has not been proven, and when proven may not be commercially viable.

The Company has a Mold/Fungus Control product in concept and hopes to prototype the product in the coming year. Mold and fungus are significant problems on the interior surfaces of living spaces and shorten the useful lives of roofs in the southern United States. Management believes that a nanoparticle-enhanced product can be developed which can both remove and prevent mold and fungus. There are significant EPA hurdles for any product with mold claims, including prior testing and registration.

Research and development expenses, which primarily consist of costs associated with the Company’s development or acquisition of new products, increased to approximately $97,000 in 2005, compared to $76,000 in 2004. The increase in research and development expenses was largely attributed to initiating work on the new nano materials products. None of the costs for research and development was passed on to customers. The Company plans to increase expenditures for research and development to fifteen percent (15%) of sales. The Company is primarily dependent upon six large customers and operates in a highly competitive environment.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

The Company is in the process of gathering its proprietary technology for filing patent applications. Such patent applications may include:

•	Enhanced Petroleum Based Aliphatic Hydrocarbons Lubricant Through the Addition and Dispersion of Inorganic Fullerene-like Nano-spheres

•	Nano Polymeric Encapsulation of Reactant to Modulate Chemo-Fluorescent Reaction to Extend the Life of Marking Paint

These two potential applications would cover technology for manufacturing the Friction Reduced Lubricant and Temporary Tagging Paint products. The former product utilizes nano-spheres, acting as nanometer-scale ball bearings, to improve lubricants’ performance. The latter product allows marking of surfaces for a period of approximately two hours, after which the marking disappears. The Company anticipates that these products could have significant economic value when sold. There is some prior art [??] in the lubricant product which still must be evaluated. Management will employ its best efforts to have these patents issued and to support the Company’s product offerings.

There can be no assurance that there is any value to the potential applications, that the technology will be marketable, or that there will be any market for the products created from these technologies.

MANUFACTURING OPERATIONS

The Company operates at its plant located at 105 Park Avenue, Seaford, Delaware. The plant consists of approximately 36,000 square feet of office space, laboratories, warehouse space, mixing rooms, and manufacturing space. At this location, the Company purchases raw materials, mixes them according to its formulae, and places them into aerosol cans. Most of the raw materials used in the Company’s products are commercially available.

COMPETITION

Within each of its targeted markets and product applications, the Company faces current and potential competition from many advanced materials and chemical companies and suppliers of traditional materials. In many markets, the Company’s competitors are larger and more diversified than the Company. With respect to traditional suppliers, however, the Company competes against lower priced traditional materials where the benefits of using nanomaterials do not always outweigh their typically higher costs. With respect to larger producers of nanomaterials, while many of these producers do not currently offer competitive products, these companies have greater financial and technical resources, larger research and development staffs and greater manufacturing and marketing capabilities and could soon begin to compete directly against the Company. In addition, the number of development-stage companies involved in nanomaterials continues to grow on a global basis, posing significant and increasing competitive risks. Many of these companies are associated with university or national laboratories and use chemical and physical methods to produce nanocrystalline materials. Management believes that most of these companies are engaged primarily in funded research and is not aware that any of them have commercial production capabilities; however, they may represent competitive risks in the future. Some development-stage companies, especially in foreign countries, receive significant government assistance.

GOVERNMENT REGULATION

The manufacture and use of certain products which contain the Company’s nanomaterials are subject to governmental regulations, specifically those administered by the Environmental Protection Agency. In addition, the Company’s facilities and all of its operations are subject to the plant and laboratory safety requirements of various occupational safety and health laws. To date, other than creating additional expense due to their reach and complexity, those regulations have not materially restricted or impeded operations. The costs of compliance with federal and state regulations amount to approximately $50,000.00 per year.

EMPLOYEES

On June 30, 2005, the Company had approximately twenty-one (21) employees, of which fifteen (15) were full time employees and six (6) were temporary employees. The Company has no collective bargaining arrangements.

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-KSB may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

ITEM 2. DESCRIPTION OF PROPERTY

The Company subleases a 36,000 square foot facility from GreenTree Spray Technologies, LLC, which includes a laboratory, a production area, and 3,870 square feet of office space. The facility is located at 105 Park Avenue, Seaford, Delaware 19973. The property is in good condition. Management feels that its insurance on the plant property is adequate. Pursuant to the GreenTree Asset Purchase Agreement, the Company agreed to sublease the property from GreenTree and to assume and pay for 75% of GreenTree’s existing lease commitments for its industrial plant.

GreenTree leases the plant from Park Avenue Associates, a Delaware limited liability company (the “GreenTree Lease”). The lease payments under the GreenTree Lease are $135,360 per year, with a two and one-half percent (2.5%) increase per year. The current lease term is an extension of the original lease term and expires on August 31, 2010. There is no additional renewal term. The lease can enter default for nonpayment of rent, violation of a lease term, or abandonment of the property. GreenTree may use the property for any lawful purpose, but must notify Park Avenue Associates if the facility is used for anything other than aerosol production.

The Company does not own any real property.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

The Company’s common stock is quoted on the Over-The-Counter Bulletin Board operated by the National Association of Security Dealers, Inc. under the symbol “NCSH.OB” The stock began trading on the Over-The-Counter Bulletin Board on February 2004 and accordingly did not trade for a full fiscal year in 2004. The Company declared a 4-1 forward split of its common stock on February 7, 2005.

The following table sets forth the quarterly high and low bid prices for our common stock during the past two fiscal years in which we have been listed on the Over-the-Counter Bulletin Board. The information contained in the table below was obtained from the Over-the-Counter Bulletin Board Quarterly Trade and Quote Summary Report. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

YEAR 2005	High Price	Low Price
Quarter Ended June 30, 2005	$3.45	$1.55
Quarter Ended March 31, 2005	$2.40	$.25
Quarter Ended December 31, 2004	$2.70	$0.20
Quarter Ended September 30, 2004	$0.25	$0.16
Quarter Ended June 30, 2004	$0.51	$0.20
Quarter Ended March 31-2004*	$0.30	$0.15

*	(Beginning February 2004)

(b) HOLDERS OF COMMON STOCK

As of October 13, 2005, we had approximately 200 holders of record of our common stock. This number does not include beneficial owners whose securities are held by brokers or in street name.

(c) DIVIDENDS

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the Company’s financial condition, results of operations and other factors which the Board of Directors will consider.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information concerning the number of shares of our common stock which may be issued under all of our equity compensation plans.

Equity Compensation Plan Information

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,325,000	*	$0.10	1,500,000
Equity compensation plans not approved by shareholders	-0-		-0-	-0-

TOTAL	1,325,000	*	$0.10	1,500,000

*	The Company declared a 4-1 forward split of its common stock on February 7, 2005. At the time of the forward stock split, the Company had 1,325,000 stock options issued and outstanding. The stock options can be exercised at $0.10 per share. All of the options described in the table above are held by one individual. There is dispute as to whether the options were legally assigned to the current holder and whether the 4-1 forward stock split increased the number of the stock options from 1,325,000 to 5,300,000. The parties to the dispute have sought a legal opinion to determine which position is correct.

RECENT SALES OF UNREGISTERED SECURITIES

Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the quarter ended June 30, 2005.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INFORMATION RELATED TO FORWARD LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), we are hereby providing cautionary statements identifying important factors which could cause our actual results to differ materially from those projected in forward-looking statements made herein. Any statements which express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents we have filed with the SEC. Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

Any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

GENERAL

Nano Chemical Systems Holdings, Inc., a Nevada corporation, was incorporated on July 30, 1999 under the name “Heritage Scholastic Corporation.” Prior to conducting its current operations, the Company was engaged in the business of publishing and distributing supplemental history textbooks for grades K through 12. However, on January 27, 2005, pursuant to a Stock Purchase and Share Exchange Agreement (the “Share Exchange Agreement”) between Heritage Scholastic Corporation, Nano Chemical Systems, Inc., a Nevada corporation (“NCS”), and the shareholders of NCS, Heritage Scholastic Corporation issued 9,000,000 shares of its issued and outstanding stock to the shareholders of NCS in exchange for 100% of the issued and outstanding stock of NCS. As a result of the Share Exchange Agreement, NCS became a wholly-owned subsidiary of Heritage Scholastic Corporation. In connection with the Share Exchange Agreement, on February 15, 2005, Heritage Scholastic Corporation changed its name from Heritage Scholastic Corporation to Nano Chemical Systems Holdings, Inc. (hereinafter the “Company”). We have devoted most of our efforts to developing our business plan, generating a demand for our products, and raising working capital through equity financing. Our ability to generate revenues is primarily dependent upon our ability to cost-effectively and efficiently develop and market our proprietary products, and successfully serve our present customers. During the next six to twelve months of operations our priorities are to:

1.	implement a marketing strategy to reach our target markets;

2.	develop and strengthen our strategic relationships with suppliers and distributors;

3.	respond to competitive developments in the marketplace;

4.	establish the brand identity of our proprietary products; and

5.	continue the service of our present customer base.

In order to make the most efficient use of the capital available to us, we plan to conduct a limited research and development program for new products which will attempt to take advantage of nano-particulate enhancement. In particular, the Company has a line of solvents, penetrating oils, glass cleaners and polishes for automobiles which will benefit from the inclusion of nano-particulates. See Item 1, Description of Business, for more information on the Company’s research and development expenditures.

The Company’s original provisional patent applications were allowed to expire on October 1, 2005.

The Company will be contacting and, where possible, securing the services of distributors to represent the Company’s products in certain markets. We believe that there is sufficient gross margin in the sales prices to allow any distributor to be competitive in the marketplace and allow the Company to increase its opportunities for profitable operations. At this time, distributors and strategic partners have not been located; therefore, the aforementioned revenues are speculative and should not be viewed as a confirmed revenue source.

Periodically, management reviews the carrying values of its long-lived assets. Due the relatively short time from the merger which created the Company, management believes the carrying value of the long-lived assets are a conservative estimate of the market value of such assets.

We have experienced a loss from operations in every fiscal year since our inception. Our losses from operations were $563,157 in 2005. We will continue to experience a net operating loss at least until the application of our nanomaterials and titanium dioxide technology begin generating revenues in excess of our operating expenses. Even if any or all applications of the nanomaterials and titanium dioxide technology begin generating such revenues, the revenues may not exceed our costs of production and operating expenses. We may not ever realize a profit from operations.

We regard our intellectual property, particularly our proprietary rights in our nanomaterials, titanium dioxide technology, and other trade secrets as important. Any patent and various other measures we take to protect our intellectual property from use by others may not be effective for various reasons.

Because the value of our Company and common stock is in part rooted in our proprietary intellectual property rights, our inability to protect these rights, or gain a competitive advantage from such rights, could have a material, adverse effect on our business.

In addition, we may inadvertently be infringing on the proprietary rights of other persons and may be required to obtain licenses to certain intellectual property or other proprietary rights from third parties. Such licenses or proprietary rights may not be made available under acceptable terms, if at all. If we do not obtain required licenses or proprietary rights, we could encounter delays in product development or find that the development or sale of products requiring such licenses is foreclosed.

We plan to use the nanomaterials and titanium dioxide technology in conjunction with our current proprietary formulations to create new, nano-enhanced products. We are still testing and customizing our titanium dioxide nanoparticle products for various applications and have no long-term agreements with end-users to purchase any of our titanium dioxide nanoparticle products. We may be unable to recoup our investment in the nanomaterials and titanium dioxide technology and equipment for various reasons, including the following:

•	products utilizing our titanium dioxide nanoparticle products, most of which are in the research or development stage, may not be completed or, if completed, may not be readily accepted by expected end-users;

•	we may be unable to customize our titanium dioxide nanoparticle products to meet the distinct needs of potential customers;

•	potential customers may purchase from competitors because of perceived or actual quality or compatibility differences;

•	our marketing and branding efforts may be insufficient to attract a sufficient number of customers; and

•	because of our limited funding, we may be unable to continue our development efforts until a strong market for nanoparticles develops.

We have not produced any nanoparticles or other products using our nanomaterials and titanium dioxide technology and equipment on a commercial basis. Our actual costs of production, or those of our licensees, may exceed those of competitors. Even if our costs of production are lower, competitors may be able to sell titanium dioxide and other products at a lower price than is economical for us or our licensees.

Finally, virtually any prior or future use of the nanomaterials and titanium dioxide technology is subject to federal, state and local environmental laws. As such, courts or government agencies may impose liability for, among other things, the improper release, discharge, storage, use, disposal or transportation of hazardous substances.

RESULTS OF OPERATIONS - YEAR ENDING JUNE 30, 2005 AND 2004

For the year ending June 30, 2005, we had losses totaling $563,157 compared to losses of $785,474 for the 10 month period from September 1, 2003 until June 30, 2004. This decrease of $222,317 is primarily attributed to a 39% increase in sales. “If a full year of data had been compared, instead of a ten-month period, the difference would have been more pronounced.” Since inception to June 30, 2005, we had losses totaling $1,348,631. As we implement our business plan, we believe our revenues should increase consistently. By focusing our efforts on limiting general and administrative expenses as we increase revenue, we expect to increase our net income.

Costs of revenue generally include costs associated with direct costs of materials. Costs of revenue increased to $1,357,813 in 2005, compared to $1,267,780 in 2004. The increase in cost of revenue was generally attributed to a large increase in sales. We expect that this figure will increase significantly as we implement our business plan and increase production of our products.

Research and development expenses, which primarily consist of costs associated with the Company’s development or acquisition of new products, increased to approximately $97,000 in 2005, compared to $76,000 in 2004. The increase in research and development expenses was largely attributed to initiating work on the new nano materials products.

Selling, general, and administrative expenses increased to $1,136,663 in 2005, compared to $915,440 in 2004. The net increase was primarily attributed to an increased sales volume. We expect that this figure will increase as the Company implements its business plan. We expect this increase to take the form of increased wages and employee expenses, sales and marketing expenses, and other general and administrative expenses; however, we intend to ensure that any increase in the aforementioned expenses remains commensurate with an increase in revenues.

Interest expenses increased to $23,333 in 2005, compared to $-0- in 2004. These increases were primarily due the Green Tree Note (described below).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash, cash equivalents and investments amounted to $7,548 on June 30, 2005, compared to $80,757 on June 30, 2004. The net cash used in the Company’s operating activities was $448,035 and $1,463,529 for the years ended June 30, 2005 and 2004, respectively. Net cash used in investing activities, which is due to capital purchases, amounted to $1,359 for the year ended June 30, 2005 compared to $441,790 of net cash used in investing activities for the year ended June 30, 2004. Net cash provided by financing activities, which is primarily due to major shareholder capital contributions and a note payable, amounted to $376,185 for the year ended June 30, 2005, compared to $1,986,076 for the year ended June 30, 2004.

As of October 12, 2005, we had cash on hand of approximately $260,000, which is sufficient to satisfy our operating requirements through October 31, 2005. To satisfy our operating requirements through December 31, 2005, we estimate that we will need an additional $300,000. If we do not generate revenues or secure debt or equity financing before October 31, 2005, we will be unable to sustain our current level of operations and may have to cut back or shut down our operations at that time.

The Company’s actual future capital requirements in 2005 and beyond will depend, however, on many factors, including customer acceptance of the Company’s current and potential products, continued progress in the Company’s research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company’s manufacturing capabilities and to market and sell the Company’s products. Other important issues which will drive future capital requirements will be the development of new markets and new customers as well as the continued service of existing customers.

FINANCING

On March 15, 2005, the Company issued a promissory note in the principal amount of One Million, Three-Hundred Thirty-Three Thousand and No/100 Dollars ($1,333,000) to the Company’s largest shareholder, Green Tree Spray Technologies, LLC, a Delaware limited liability company (the “GreenTree Note”). The GreenTree Note was issued as part of the consideration under that certain Asset Purchase Agreement dated March 15, 2005, by and between GreenTree Spray Technologies, LLC and the Company. The GreenTree Note requires quarterly interest payments at 8% per annum with a final balloon payment equal to all remaining outstanding principal and interest due on March 15, 2007. The GreenTree Note is secured by certain assets of the Company.

Should events arise which make it appropriate for the Company to seek additional financing, it should be noted that additional financing may not be available on acceptable terms or at all, and any such additional financing could be dilutive to the Company’s stockholders. Such a financing could be necessitated by such things as the loss of existing customers; currently unknown capital requirements in light of the factors described above; new regulatory requirements outside the Company’s control; or various other circumstances which are currently not anticipated by the Company.

We compete or may compete against entities which are much larger than we are, have more extensive resources than we do, and have established reputations and operating histories. Because of their size, resources, reputation, history, and other factors, certain of our competitors may be able to exploit acquisition, development and joint venture opportunities more rapidly, easily or thoroughly than we can. In addition, potential customers may choose to do business with our more established competitors, without regard to the comparative quality of our products, because of their perception that our competitors are more stable, are more likely to complete various projects, are more likely to continue as a going concern, and lend greater credibility to any joint venture.

GOING CONCERN

Due to the Company’s limited working capital, and continued losses, the Company’s independent auditor has identified a substantial doubt about our ability to continue as a going concern (please refer to the footnotes 1 and 2 of the consolidated financial statements). Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities which may result from the possible inability of the Company to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments which affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities which are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock Based Compensation. In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, “Accounting for Stock-Based Compensation.” We adopted SFAS No. 123 in 1999. We have elected to measure compensation expenses for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion 25, “Accounting for Stock Issued to Employees.” We have valued our stock, stock options, and warrants issued to non-employees at fair value in accordance with the accounting prescribed in SFAS No. 123, which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Impairment or Disposal of Long-Lived Assets. In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. We adopted the new standard on January 1, 2002; the adoption did not have an effect on our consolidated financial statements.

Revenue Recognition. We expect our primary source of revenue to come from the sales of our products. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the service has been performed, the fee is fixed and determinable, and collectibility is probable.

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument which is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of this Statement is not expected to have a material effect on our financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

The Financial Statements required by this item are set forth on pages F-1 to F-     and are incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports which it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management, including the Chief Executive Officer and Chief Financial Officer confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

On June 23, 2005, Ms. Katrina Cleburn resigned as the Company’s Chief Financial Officer, Secretary and director, effective June 29, 2005. Ms. Cleburn’s resignation was voluntary and did not result from any disagreement with the Company or its affiliates on any matter relating to the Company’s operations, policies or practices.

On June 29, 2005, as a result of the resignation of Ms. Cleburn, the Company’s Board of Directors appointed Ms. Tina Dennis as its Chief Financial Officer. For certain biographical and other information regarding Ms. Dennis, please see the section entitled “Item 9. Directors, Executive Officers and Control Persons; Compliance with Section 16(a) of the Exchange Act,” which disclosure is incorporated herein by reference.

In addition to the foregoing, on September 19, 2005, Marc Mathys resigned as the Company’s Chief Executive Officer. As a result of the resignation of Mr. Mathys, the Company’s Board of Directors appointed Mr. James Ray as the Company’s Chief Executive Officer on September 20, 2005. For certain biographical and other information regarding Mr. Ray, please see the section entitled “Item 9. Directors, Executive Officers and Control Persons; Compliance with Section 16(a) of the Exchange Act,” which disclosure is incorporated herein by reference.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

OFFICERS AND DIRECTORS

As of the date hereof, the directors and executive officers of the Company, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

Name of Director/Executive Officer	Age	Position	Period Served
James Ray	67	Chief Executive Officer and President	September 20, 2005 to Present

Tina Dennis	39	Chief Financial Officer	June 29, 2005 to Present

Marc Mathys	50	Director	March 15, 2005 to Present

Henry Simpson	55	Vice-President of Operations and Director	March 15, 2005 to Present

Dr. David Tomanek	51	Director	March 15, 2005 to Present

Shannon Norwood	35	Director	Nominee

Duties, Responsibilities and Experience

James Ray. Mr. Ray, 67, was appointed as the Company’s President and Chief Executive Officer on September 20, 2005. Mr. Ray has a Bachelor of Arts in accounting from Lamar University. In the past five years, Mr. Ray has worked as a consultant, advising small corporations in various financial matters. Mr. Ray has successfully operated companies specializing in extracting natural resources and the manufacturing of equipment used in the high tech industries.

Tina Dennis. Ms. Dennis, 39, was appointed as the Company’s Chief Financial Officer on June 29, 2005. Ms. Dennis has worked at GreenTree Spray Technologies, LLC since June 2001. She has held positions in sales and quality control with GreenTree and is currently Controller of GreenTree Spray Technologies, LLC. In the six years prior to working at GreenTree, Ms. Dennis was a retail store manager.

Marc Mathys. Mr. Mathys, 50, was appointed as the Company’s President, Chief Executive Officer, and a member of the Board of Directors on March 15, 2005. On September 19, 2005, Mr. Mathys resigned as President and Chief Executive Officer. He remains a member of the Board of Directors. Mr. Mathys has a Bachelors of Science in Engineering from UCLA and a law degree from Pepperdine University. He has worked as an investment banker for ECC Resources, Inc., an oil company, and Omni Holding AG, a Swiss conglomerate. He currently owns businesses in chemical and stone manufacturing, including Harvard Chemical Research, Inc.

Henry Simpson. Mr. Simpson, 55, was appointed as the Company’s Vice President of Operations, and a member of the Board of Directors on March 15, 2005. Mr. Simpson has extensive managerial experience, namely twenty years of experience with a major delivery company. For the last three years, Mr. Simpson has worked as the general manager for GreenTree Spray Technologies, LLC. In the two years preceding his work at GreenTree, Mr. Simpson ran an airport shuttle service and worked as a building subcontractor.

Dr. David Tomanek. Dr. Tomanek, 51, was appointed as a member of the Board of Directors on March 15, 2005. Prof. Dr. David Tomanek studied Physics in Switzerland and received his Ph.D. from the Freie Universitat Berlin. While holding a position as Assistant Professor at the Freie Universitat Berlin, he pioneered theoretical research in nanostructures at the AT&T Bell Laboratories and the University of California at Berkeley. He established the field of Computational Nanotechnology at Michigan State University, where he holds a position as Full Professor of Physics. His scientific expertise lies in the development and application of numerical techniques for structural, electronic, and optical properties of surfaces, low-dimensional systems, and nanostructures, in particular computer simulations of fullerenes, nanotubes, ferrofluids, and metallic and magnetic clusters. His scholarly research has been supported by Swiss, German, and U.S. Government Agencies (NSF, ONR, AFOSR, DARPA).

Conversant in several languages, Prof. Tomanek has held prestigious positions such as Research Director at the CNRS in Paris-Orsay, Visiting Professor at the National University of Singapore, Rice University, University of Rome, Visiting Scientist at the Fritz-Haber Institute in Berlin, Professor of Physics at the Tokyo Institute of Technology, and Distinguished Professor of Physics at Seoul National University. He has authored or co-authored over 165 scholarly publications, chiefly in the field of nanotechnology, and has presented his research in several hundred invited talks at international conferences, universities, and industrial companies. He holds several patents in the fields of nanotechnology and bio-Nanotechnology. Prof. Tomanek is member of the Editorial Advisory Board of the Materials Science forum, executive Committee member of the Fullerenes Group of the Electrochemical Society, and member of the American and Swiss Physical Society.

Prof. Tomanek has initiated and organized a series of International Cluster Workshops (ICW’91, ICW’92, ICW’93) and Nanotube Conferences (NT’99, NT’01, NT’02). He coordinates web-based nanotechnology information at The Nanotube Site and The Nanotechnology Site. He has consulted on nanotechnology-related topics for companies such as Xerox, DuPont, Toray, Samsung, NEC, and Terastore. To accelerate and promote commercialization of nanotechnology, he initiated or co- initiated three nanotechnology companies, namely General Carbon Technologies, nABACUS and nanoTEN Consulting.

Prof. Tomanek also serves on the Board of Directors of Nano Chemical Systems, Inc., our wholly-owned subsidiary. He provides consulting services to our subsidiary pursuant to a consulting agreement, for which he is to receive compensation of $1,500 per month. In addition, Prof. Tomanek serves on the Board of Directors of Nano Sensor, Inc., a publicly traded company.

Shannon Norwood. Ms. Norwood, 35, has been nominated to serve on the Company’s Board of Directors. Ms. Norwood has been Vice-President of Sales for GreenTree Spray Technologies, LLC since September 2003. Since 1995 Ms. Norwood has worked for GreenTree Spray Technologies, LLC in various capacities, including, sales, purchasing, shipping management, and scheduling.

Significant Employees

The Company does not have any “significant employees.”

Family Relationships

There are no family relationships between any of our directors and executive officers.

Involvement in Legal Proceedings

To the best of our knowledge, during the past five years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee and Financial Expert

We do not have an audit committee. Mr. Ray and Ms. Dennis perform some of the same functions of an audit committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

Code of Ethics

We have not adopted a corporate code of ethics which applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our decision not to adopt such a code of ethics results from our having a limited management team operating our business.

Attendance of the Board of Directors

During the year ended June 30, 2005, the Board of Directors did not hold a meeting in person. However, the Board of Directors executed approximately “six” Consents to Action Without a Meeting of the Board of Directors. As stated above, we have no standing audit, nominating, compensation committee, or any other committees of the Board of Directors and, therefore, there were no committee meetings.

If elected, all directors of the Company will hold office until the next annual meeting of the shareholders, or until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely upon a review of the forms, reports and certificates filed with the Company by such persons, Messrs. Ray, Dennis, Mathys, Simpson, and Tomanek, each served as a director and/or officer of the Company during the last fiscal year and each failed to file a Form 3, which is required to be filed by all reporting persons. Also, to the extent applicable, any changes in the ownership of the above-named reporting persons failed to be reported on a Form 4. The above-named parties are taking the corrective actions necessary to rectify these delinquent filings.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose aggregate annual salary and bonus exceeded $100,000, for each of the years indicated with respect to services rendered by such persons.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position(2)	Year	Salary		Bonus ($)	Other Annual Compensation ($)	Awards Securities Underlying Options SARs (#)	Payouts LTIP Payouts ($)	All Other Compensation ($)
Marc Mathys President and Chief Executive Officer	2005	$0		—	—	—	—	—
Charles Parks President and Chief Executive Officer	2005	$16,800		—	—	—	—	—
Dr. David Tomanek Director	2005	$18,000	*

*	Dr. Tomanek is entitled to compensation of $1,500 per month ($18,000 per year) from our subsidiary, Nano Chemical Systems, Inc. pursuant to a consulting agreement. Dr. Tomanek has not, as yet, received any compensation, but his compensation is accrued.

Option Grants

There were no stock options granted to the officers or directors for fiscal year 2005.

Compensation of Directors

Directors do not receive compensation for their services as directors. However, Dr. David Tomanek provides consulting services to our subsidiary, Nano Chemical Systems, Inc. pursuant to a consulting agreement, for which he receives compensation of $1,500 per month.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information with respect to the beneficial ownership of our common stock as of October 13, 2005 for (i) any person whom we know to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors or those nominated to be directors, and executive officers; and (iii) all of our directors and executive officers as a group.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
Common	James Ray 105 Park Avenue, Seaford, Delaware 19973	0	*

Common	Tina Dennis 105 Park Avenue, Seaford, Delaware 19973	0	*

Common	Marc Mathys(3) 105 Park Avenue, Seaford, Delaware 19973	32,000,000	64.58%

Common	Henry Simpson 105 Park Avenue, Seaford, Delaware 19973	0	*

Common	Dr. David Tomanek 105 Park Avenue, Seaford, Delaware 19973	0	*

Common	Shannon Norwood 105 Park Avenue, Seaford, Delaware 19973	0	*

Common	Katrina Cleburn 4031 NE Glisan Street Portland, Oregon 97232	4,000,000	8.07%

Common	Treya, Inc.(4) 1803 3rd St. Los Angeles, Ca. 90019	8,000,000	16.14%

Common	GreenTree Spray Technologies, LLC(3) 105 Park Avenue, Seaford, Delaware 19973	32,000,000	64.58%

Common	Robert Esposito(5) 621 West Lumsden Road Brandon, Florida 33511	780,000(5)	*(5)

Common	All officers and directors as a group (6 persons)	32,000,000	64.58%

*	Represents less than 1% of our outstanding common stock.

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.
(2)	Applicable percentage of ownership is based on 49,553,000 shares of common stock outstanding as of October 12, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 12, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	GreenTree Spray Technologies, LLC received these shares pursuant to that certain Asset Purchase Agreement by and between GreenTree Spray Technologies, LLC and the Company dated March 15, 2005. GreenTree Spray Technologies, LLC is controlled by Marc Mathys, who is a member of the Company’s Board of Directors.
(4)	Treya, Inc. is controlled by Sandra Zuckerman.
(5)	Mr. Esposito is the assignee of 1,325,000 stock options of the Company. Each option can be exercised at $0.10 per share and, upon exercise, entitles the holder to purchase one share of the Company’s common stock. There is a dispute as to whether the options were legally assigned to Mr. Esposito and whether the 4-1 forward stock split increased the number of the stock options held by Mr. Esposito to 5,300,000. The parties to the dispute have sought a legal opinion to determine which position is correct.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, there were no transactions during the last two fiscal years, and there are no proposed transactions, involving amounts in excess of $60,000 to which we were or are to become a party in which any director, executive officer, beneficial owner of more than five percent of our common stock, or members of their immediate families had, or is to have, a direct or indirect material interest.

On March 15, 2005, pursuant to an Asset Purchase Agreement between the Company and GreenTree Spray Technologies, LLC, a Delaware limited liability company (“GreenTree”) (the “GreenTree Asset Purchase Agreement”), the Company purchased manufacturing assets, technical know-how, proprietary chemical formulae, and other assets of GreenTree, and, in exchange for the transferred assets, the Company issued 32,000,000 shares of its restricted common stock and a promissory note in the principal amount of One Million Three-Hundred Thirty-Three and No/100 Dollars ($1,333,000) (the “GreeTree Note”). The GreenTree Note requires quarterly interest payments at 8% per annum with a final balloon payment equal to all remaining outstanding principal and interest due on March 15, 2007. The GreenTree Note is secured by certain assets of the Company. GreenTree Spray Technologies, LLC is our majority shareholder and is controlled by Marc Mathys, who is a member of the Company’s Board of Directors.

ITEM 13. EXHIBITS

Exhibits

3.1 Articles of Incorporation of Nano Chemical Systems Holdings, Inc., previously filed as Exhibit 3.a to the Company’s Form 10, are hereby incorporated herein by reference.

3.2 Amendment to Articles of Incorporation of Nano Chemical Systems Holdings, Inc., previously filed as Exhibit 3.b to the Company’s Form 10, are hereby incorporated herein by reference.

3.3 By-Laws of Nano Chemical Systems Holdings, Inc., previously filed as Exhibit 3.c to the Company’s Form 10, are hereby incorporated herein by reference.

10.1 Asset Purchase Agreement and Share Exchange Agreement by and among Heritage Scholastic Corporation and Nano Chemical Systems, Inc., dated January 27, 2005, previously filed as Exhibit 2.1 on Form 8-K dated January 27, 2005, is hereby incorporated by reference.

10.2 Amendment to Asset Purchase Agreement and Share Exchange Agreement by and among Heritage Scholastic Corporation and Nano Chemical Systems, Inc., dated January 27, 2005, previously filed as Exhibit 2.2 on Form 8-K dated January 27, 2005, is hereby incorporated by reference.

10.3 Asset Purchase Agreement by and among GreenTree Spray Technologies, LLC and Nano Chemical Systems, Inc., dated March 15, 2005, previously filed as Exhibit 2.1 on Form 8-K dated March 15, 2005, is hereby incorporated by reference.

10.4 Promissory Note issued by Nano Chemical Systems, Inc., to GreenTree Spray Technologies, LLC dated March 15, 2005, previously filed as Exhibit 2.2 on Form 8-K dated March 15, 2005, is hereby incorporated by reference.

10.5 Security Agreement by and among GreenTree Spray Technologies, LLC and Nano Chemical Systems, Inc., dated March 15, 2005, previously filed as Exhibit 2.1 on Form 8-K dated March 15, 2005, is hereby incorporated by reference.

16.1 Letter on Change in Certifying Accountant from Nation Smith Hermes Diamond, P.C., dated February 14, 2005, previously filed as Exhibit 23.1 on Form 8-K dated February 14, 2005, is hereby incorporated herein by reference.

16.2 Letter on Change in Certifying Accountant from Web & Company, P.A., dated May 10, 2005, previously filed as Exhibit 23.1 on Form 8-K dated May 10, 2005, is hereby incorporated herein by reference.

*17.1 Letter on Resignation of Director from Katrina Cleburn dated October 13, 2005.

*21.1 List of consolidated entities of the Company.

*23.1 Accountant’s Consent of Madsen & Associates CPAs, Inc.

*31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2 Certification of Chief Financial officer pursuant to Rule 13a-14(a).

*32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2 Certification of the Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Madsen & Associates CPAs, Inc. for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended June 30, 2005 was $46.00.

The aggregate fees billed by Madsen & Associates CPAs, Inc. for professional services rendered for the review of the Company’s financial statements included in the Company’s Form 10-QSB for the periods ended March 31, 2005 were $5,300.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

Neither Nation Smith Hermes Diamond, P.C., Web & Company, P.A. nor Madsen & Associates CPA’s, Inc. rendered any professional services to the Company for financial information systems design and implementation, as described in Paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X, during the year ended June 30, 2005.

ALL OTHER FEES

There were no fees billed by Nation Smith Hermes Diamond, P.C., Web & Company, P.A. or Madsen & Associates CPA’s, other than those fees discussed in Audit Fees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

By:	/s/ James Ray
James Ray
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on October 14, 2005.

Signature	Title
/s/ Tina Dennis Tina Dennis	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ James Ray James Ray	President, Chief Executive Officer (Principal Executive Officer)

/s/ Marc Mathys Marc Mathys	Director

/s/ Henry Simpson Henry Simpson	Director

Dr. David Tomanek	Director

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

AND SUBSIDIARY

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

MADSEN & ASSOCIATES CPAs’. INC.	684 East Vine St #3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632 Fax 801-262-3978

Board of Directors & Audit Committee

Nano Chemical Systems Holdings, Inc.

Seaford, Delaware

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Nano Chemical Systems Holdings, Inc. and Subsidiary as of June 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal year ended June 30, 2005 and for the ten months September 1, 2003 (date of inception) to June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nano Chemical Systems Holdings, Inc. and Subsidiary as of June 30, 2005, and the results of its consolidated operations and cash flows for the year ended June 30, 2005 and for the ten months September 1, 2003 (date of inception) to June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the consolidated financial statements and notes to the consolidated financial statements, the Company will need additional working capital for its planned activity and to service its debt. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in the notes to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPAs’, Inc

October 8, 2005

Murray, Utah

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2005

ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$7,548
Accounts Receivable	323,011
Inventories	910,463
Prepaid Expenses	60,468

Total Current Assets	1,301,490

PROPERTY & EQUIPMENT
Property and Equipment	431,149
(Less) accumulated depreciation	(172,424)

Total Property & Equipment	258,725

OTHER ASSETS
Utility Deposit	12,000
Formulas & Patents	50,000

Total Other Assets	62,000

Total Assets	$1,622,215

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2005

LIABILITIES
CURRENT LIABILITIES:
Accounts Payable	$552,085
Accrued Payroll	6,500
Due to Related Parties	200,000

Total current liabilities	758,585

LONG-TERM DEBT
Note Payable - Related Party	1,333,000

Total Liabilities	2,091,585

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock - $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—

Common stock, - $.001 par value, 100,000,000 shares authorized, 49,553,000 shares issued and outstanding	49,553

Additional paid-in capital	829,708

Accumulated (Deficit)	(1,348,631)

Net Stockholders’ Equity (Deficiency)	(469,370)

Total Liabilities & Equity (Deficiency)	$1,622,215

See Notes to Financial Statements

NANO CHECMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY

STATEMENTS OF OPERATIONS

FOR THE PERIODS ENDING

	Fiscal Year Ended June 30, 2005	September 1, 2003 (Inception) to June 30, 2004 (10 Months)
SALES	$1,937,363.00	$1,397,521.00

COST OF DIRECT MATERIALS	1,357,813	1,267,780

MARGIN AFTER DIRECT COST OF MATERIALS	579,550	129,741

ALL OTHER OPERATING EXPENSES
Plant Salaries, labor and Employee payroll taxes and benefits	509,178	357,602
Plant rent, utilities, depreciation, and other plant overhead	361,706	345,746
Administrative Costs, including Compensation and Benefits	265,779	212,092

TOTAL ALL OTHER OPERATING EXPENSES	1,136,663	915,440

OPERATING INCOME (LOSS)	(557,113)	(785,699)

OTHER INCOME (EXPENSE):
Interest Income	45	225
Interest (Expense)	(23,333)	—
Other Income	17,244	—

NET OTHER INCOME (EXPENSE):	(6,044)	225

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(563,157)	(785,474)

PROVISION FOR INCOME TAX	—	—

NET INCOME (LOSS)	$(563,157)	$(785,474)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.04)	N/A

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK	15,169,082	N/A

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FROM SEPTEMBER 1, 2003 (INCEPTION) TO YEAR ENDING JUNE 30, 2005

	Common Stock Par Value $0.001		Paid In Excess of Par	Owner’s Capital Pre Merger	Accumulated (Deficit)	Net Equity (Deficiency)
	Shares	Amount
BALANCE - September 1, 2003 (Date of Inception)	—	$—	$—	$—	$—	$—

Owner’s investment				1,584,666		1,584,666

(Loss) for Period September 1, 2003 (Inception) to June 30, 2004 (Year End) (10 Months)					(785,474)	(785,474)

Balance - June 30, 2004	—	—	—	1,584,666	(785,474)	799,192

Common Stock Issued prior to the change of control of the Company on Janury 27, 2005 when previously known as Heritage Scholastic Corp.
Not part of the change in control	5,551,000	5,551	(5,551)			—
Part of the change in control	25,928,500	25,928	(25,928)			—

Common stock issued on January 27, 2005 in exchange for Nano Chemical Systems, Inc., a wholly owned subsidiary	36,000,000	36,000	14,000		—	50,000

Stock returned from the January 27, 2005 ownership change of 61,928,500 shares of previously issued and newly issued stock	(49,926,500)	(49,926)	49,926	—	—	—

First phase in purchase of a portion of the assets and customer base of GreenTree Spray Technologies, Inc.on March 15, 2005
Stock issued	24,000,000	24,000	76,000	(100,000)		—
Note issued to owner				(1,000,000)		(1,000,000)

Second phase completing the passing all of the assets and operations of GreenTree Spray Technologies, Inc.into the Company on June 30, 2005
Stock issued	8,000,000	8,000	25,333	(33,333)		—
Note issued to owner				(333,000)		(333,000)
Debt GreenTree Spray retained				577,595		577,595
Reclassify rest of Owner’s Capital			695,928	(695,928)		—

(Loss) for the fiscal year					(563,157)	(563,157)

Balance - June 30, 2005	49,553,000	$49,553	$829,708	$—	$(1,348,631)	$(469,370)

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARy

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS

	Fiscal Year Ended June 30, 2005	September 30, 2003 (Inception) to June 30, 2004 (Ten Months)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(563,157)	$(785,474)
Adjustments to reconcile net (loss) to net cash from (to) operating activities:
Stock Issued for Services	—	—
Depreciation & Amortization Prop & Equip	91,284	81,140
Changes in operating assets and liabilities which increase (decrease) cash flow:
Accounts Receivable	(57,067)	(265,944)
Inventories	(127,019)	(783,444)
Prepaid Expenses	(850)	(59,618)
Accounts Payable	202,274	349,811
Accrued Liabilities	6,500	—

Net cash provided (used) from operating activities	(448,035)	(1,463,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital (Outlays)/Disposals - net	(1,359)	(429,790)
Other Assets	—	(12,000)
Investment in Subsidary Nano Chemical Systems, Inc.	—	—

Net cash provided (used) from investing activities	(1,359)	(441,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Investment from Related Parties	376,185	1,986,076
Term note due to major shareholder	—	—
Owner contributes to Company in acquisition of GreenTree	—	—

Net cash provided (used) from financing activities	376,185	1,986,076

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	(73,209)	80,757

CASH AND CASH EQUIVALENTS - Beginning of Period	80,757	—

CASH AND CASH EQUIVALENTS - End of Period	$7,548	$80,757

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIODS

	Fiscal Year June 30, 2005	September 30, 2005 (Inception) to June 30, 2004 (Ten Months)
SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
Interest	$—	$—
Taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:

STOCK ISSUED FOR:
Services	$—	$—
Acquisition of Nano Chemical Systems, Inc., a subsidiary	$50,000	$—
Asset Purchase from GreenTree Sprays Technologies, LLC	$133,333	$—

ALL OTHER
Transactions dealing with the asset purchase from GreenTree Sprays Technologies, LLC (“GreenTree”)
- Long-term debt assumed by Company for assets received from GreenTree	$1,333,000	$—
- Unanticipated debt Company recognized from the Asset Purchase	$758,585	$—
- GreenTree retained of its own debt from the Asset Purchase	$577,595	$—
- Negative Contributed capital by GreenTree of $695,928 (less) the Accumulated (deficit) brought into Company of $1,225,441	$(529,513)	$—

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

1 – Organization, History and Business Activity

General

Nano Chemical Systems Holdings, Inc., a Nevada corporation, was incorporated on July 30, 1999 under the name “Heritage Scholastic Corporation.” Prior to conducting its current operations, the Company was engaged in the business of publishing and distributing supplemental history textbooks for grades K through 12. However, on January 27, 2005, pursuant to a Stock Purchase and Share Exchange Agreement (the “Share Exchange Agreement”) between Heritage Scholastic Corporation, Nano Chemical Systems, Inc., a Nevada corporation (“NCS”), and the shareholders of NCS, Heritage Scholastic Corporation issued 36,000,000 shares (9,000,000 shares previous to the one for four forward stock split effective February 7, 2005) of its issued and outstanding stock to the shareholders of NCS in exchange for 100% of the issued and outstanding stock of NCS.

As a result of the Share Exchange Agreement, NCS became a wholly-owned subsidiary of Heritage Scholastic Corporation. In connection with the Share Exchange Agreement, on February 15, 2005, Heritage Scholastic Corporation changed its name from Heritage Scholastic Corporation to Nano Chemical Systems Holdings, Inc. (hereinafter the “Company”).

On February 7, 2005, the Company effected a forward stock split wherein one share of common stock became four shares of common stock. These financial statements and notes to the financial statements reflect this forward stock split retroactive to inception. After this forward stock split, the Company has authorized 100,000,000 shares of common stock, par value of $0.001, with 41,553,000 shares issued and outstanding as of June 30, 2005.

The Company also has authorized 20,000,000 shares of preferred stock, par value of $0.001, none of which is issued or outstanding. Rights of preferred stock will be defined before or when issuance on such stock occurs.

Refer to the Note for “Related Party Transactions” for significant ownership, control, and management as of June 30, 2005.

ACQUISITION OF ASSETS OF GREENTREE SPRAY TECHNOLOGIES, LLC

Pursuant to an Asset Purchase Agreement between the Company and GreenTree Spray Technologies, LLC, a Delaware limited liability company (“GreenTree”) (the “GreenTree Asset Purchase Agreement”), the Company purchased the manufacturing assets, technical know-how, proprietary chemical formulae, and other assets of GreenTree and in exchange for the transferred assets the Company issued 32,000,000 shares of its restricted common stock and a promissory note in the principal amount of $1,333,000) (the “GreenTree Note”). The GreenTree Note requires quarterly interest payments at 8% per annum with a final balloon payment equal to all remaining outstanding principal and interest due on March 15, 2007. The GreenTree Note is secured by certain assets of the Company. The GreenTree Asset Purchase Agreement took effect over two phases. The first phase encompassed approximately 75% of the assets and operations on March 15, 2005, and the second phase brought in the balance of the assets and operations on June 30, 2005.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

Refer also to other Notes discussing this purchase from GreenTree Agreement at greater length.

Financial reporting of Company treated as a “reverse acquisition”

The Subsidiary, Nano Chemical Systems, Inc., owns two patent applications valued at $50,000 on its financial statements and it has no operations. All other operations of the Company are operated under the Company and come from the asset purchase from GreenTree.

Pursuant to the GreenTree Agreement, all of assets of GreenTree get transferred to the Company in two steps, the first on March 15, 2005 and the second on June 30, 2005. The owner of GreenTree took control and owns the majority of stock in the Company. Prior to the Agreement, the Company had assets in the form of two patent applications valued at $50,000 but no operations. GreenTree has assets and on going operations.

The GreenTree Agreement constitutes a “reverse acquisition.” Accordingly, the prior financial history of the Company drops out and the prior financial history of GreenTree steps into its place, even though the Company survives the merger.

In August 2003, Marc Mathys (owner of GreenTree) purchased the assets of the then recently closed aerosol plant and operations of GreenTree Chemical Technologies, Inc. located in Seaford, Delaware. He reopened the plant in the same location and reestablished the manufacturing of canned aerosol products. Under him, the operations were conducted under the name Green Tree Spray Technologies, LLC. On March 21, 2005, a Delaware limited liability company (LLC) was organized under the name of GreenTree Spray Technologies, LLC (“GreenTree”) and is owned 100% by Marc Mathys. It holds the secured promissory note the Company owes of $1,333,000.

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

(b) – Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

(c) – Inventories

Inventories are valued at cost or market, which ever is less, computed on a modified First-In, First-Out method.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

(d) Accounts Receivable

Accounts receivable are amounts due from customers. An allowance for uncollectibles has been established in the amount of $17,230, which has reduced receivables to a net of $323,011 as of June 30, 2005.

(e) – Property and Equipment

Property and equipment are valued at cost, except for the initial property and equipment purchased by Marc Mathys effective September 1, 2003 that was recorded on the books at the time of the purchase at the estimated fair value at the time of $354,790 (Refer to Note “GreenTree Asset Purchase”). It, along with subsequent purchases, is depreciated over estimated useful lives ranging from 5 to 7 years using accelerated depreciation methods. As discussed in (e) below, management has evaluated the economic recoverability of these assets and has concluded that the assets are not impaired and no loss is recognized in the statement of operations.

(f) – Impairment of Long-Lived Assets

The Company by policy periodically evaluates the economic recoverability of all of its long-lived assets. In accordance with that policy, when the Company determines that an asset has been impaired, it will recognize the loss in it statement of operations.

(g) – Fair Value of Financial Instruments

The Methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:

Accounts receivable, inventory, and prepaid expenses, accounts payable and accrued payroll approximate fair value because of the short maturity of these instruments

It is currently not practicable to estimate the fair value of the amounts due to related parties as the amount is in dispute (Refer to Note “Contingent Liabilities Regarding GreenTree Agreement.”

Long-term debt – Related party approximates fair value because it has attached to it a reasonable interest rate.

(h) – Intangible Assets

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

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

assets, they remain on the financial statements “as is” until the Company determines the amount recorded on the financial statements exceeds what the Company believes it is still worth. At that time, the Company reduces the value to what it believes it is still worth. Once reduced, it remains reduced, even if the value should increase later.

As of June 30, 2005, management evaluated the fair value of its formulas and patents and determined their fair values equaled or exceeded its book value. Therefore, there is no impairment to recognize in the financial statements as of June 30, 2005.

(i) – Revenue Recognition

The Company recognizes revenue in the period in which the services are rendered and the products are shipped

(j) – Financial and Concentrations of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of the number of customers of the Company. There are six (6) major customers of the Company. One of these six customers provides the majority of the Company’s sales. The loss of this major customer could have a negative impact on the future operations of the Company.

(k) – Income Taxes

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. Due to the GreenTree Agreement, the Company underwent an ownership change as defined in Section 382 of the Internal Revenue Code. Refer to the Note on “GreenTree Agreement.” Of the $1,349,000 accumulated losses of the Company, only $123,000 is available to the Company as a net operating loss carry forward useable through June 30, 2025. No income tax benefit is recognized in the financial statements, as it is not known whether such losses will ever be applied in the future.

(l) – Advertising

The Company has no significant advertising costs. Presently, all advertising costs are expensed as they are incurred.

(m) – Comprehensive Income

The Company has adopted SFAS No. 130 Reporting Comprehensive Income. The Company has no reportable differences between net income and comprehensive income; therefore a statement of comprehensive income has not been presented.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

(n) – Earnings (Loss) per share of Common Stock

The basic and diluted net income (loss) per common share in the accompanying statements of operations are based upon the net income (loss) divided by the weighted average number of shares outstanding during the periods presented. Diluted net (loss) per common share is the same as basic net (loss) per share because including any pending shares to issue, including stock options, would be anti-dilutive.

(o) – Use of Estimates

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

(p) – Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The operations of the Company since inception (September 1, 2003) have sustained significant operating losses. In the event the Company is unable to raise sufficient operating capital, the aforementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the occurrence of such conditions and have been prepared assuming that the Company will continue as a going concern.

Subsequent to June 30, 2005, the Company has appointed Jim Ray and the new Chief Executive Officer (“CEO”). Under his direction, management has concluded that a more effective marketing approach is needed to survive the Company and has begun efforts to develop a marketing arm for the Company. The plant can handle much more volume in its existing plant configuration.

The Company has in place pending capital funds being raised that management anticipates will sustain the operations of the Company and provide the means for the Company to turn its operations into a profitable situation.

NOTE 4 – Inventory

Inventories are valued at cost or market, which ever is lower, on a modified first-in, first-out (“FIFO”) method. It is modified because the individual products in the raw material inventory

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

are valued at the cost of the last item received regardless of the quantity on hand and what the prior cost was on the remaining balance of the product on hand otherwise would be. The new cost remains in raw material, and flows from raw material on through into finished goods. This new cost remains in the raw material product until the next time the product is purchased. When the next time the product is purchased, then the process begins again with the new price of the product just purchased.

The plant does not have any work in process, as the raw materials convert to finished goods with no step in between at the end of each day. Management is of the opinion this method of costing raw materials and the consequential results affecting the cost of material as it flows to finished goods ultimately is insignificant, and in most cases will most efficiently rid the inventory of multiple levels of individual inventory costing in raw materials and finished goods. .

NOTE 5 – Plant and Equipment

When Marc Mathys purchased the original plant and equipment effective September 1, 2003, it was set on the books at the predecessors book value (Refer to Note “GreenTree Initial Asset Value & Affect on Financial Statements” with a value assigned of $354,791, which was considered to approximate its fair value. All other additions are recorded at cost.

Management evaluated the fair value of such assets as of June 30, 2005 and concluded that fair value equals or exceeds the net book value on the books and records of the Company. Therefore, no impairment applies and none is recognized in the financial statements as of June 30, 2005.

Plant and equipment are valued at the following amounts, using MACRS as the depreciation method with estimated lives as noted below:

	Value	Estimated Life
Equipment in original purchase	$354,791	7 Years
Equipment additions since original purchase	76,358	5 & 7 Years

Total Plant and Equipment	$431,149

(Less) Accumulated depreciation	(172,424)

Net property and equipment	$258,725

In addition, refer to Note “GreenTree Agreement”

NOTE 6 – GreenTree Agreement

Under the GreenTree Agreement, the Company ultimately acquires all of the assets, proprietary chemical formulations, know how, intellectual property, goodwill, and operations of GreenTree. This took place in two phases. The first phase took place on March 15, 2005 and the second phase took place on June 30, 2005.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

On March 15, 2005, the Company and GreenTree Spray Technologies, LLC (“GreenTree”), owned 100% by Marc Mathys, entered into an Asset Purchase Agreement (“GreenTree Agreement”) buying approximately 75% of all of the assets and ongoing operations of GreenTree in exchange for a $1,000,000 promissory note bearing 8% accrued interest with the entire amount due on March 31, 2007 and for 24,000,000 newly issued restricted shares of common stock of the Company valued at $100,000.

On June 30, 2005, the remaining balance of the assets and ongoing operations completed the asset purchase in exchange for an additional $330,000 promissory note and 8,000,000 shares of common stock of the Company valued at $33,333.

The debt obligation is secured by the assets transferred, or its equivalent thereafter, as outlined in the Security Agreement.

The excess paid over the recorded value of the assets is considered intangible assets, including goodwill. However, in a “reverse acquisition,” the excess rather than recognize it as “intangible assets” is recognized as an offset in equity. This is as per the guidelines set forth by the Staff of the Securities and Exchange Commission (“SEC”). In dealing with “reverse acquisitions,” the Staff of the SEC takes the position that a “reverse acquisition” is a restructuring of the ownership and equity of the Company, not a purchase, and therefore, it does not fall under the guidelines of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FASB 141”). FASB 141 recognizes an asset purchase as a business combination and requires an entity to record the asset purchase as a purchase, wherein the Company then assigns the fair value as the amount to record the value of assets on the financial statements at the point of purchase. Consequently, FASB 141, which would recognize goodwill and intangibles, does not get recognized in this form of an asset purchase under the guidelines of the Staff of the SEC. These financial statements follow the guidelines of the Staff of the SEC.

The underlying intent of the Heritage Agreement and the Greentree Agreement is to transition the Company from an empty public “shell” to a going concern whereby certain Nano technology (undeveloped patent rights and formulas) is joined with the ongoing operations of GreenTree. Management believes that the aerosol operations will allow it to manufacture and distribute products that will use Nano technology.

The transaction involves a series of phases in the acquisition process wherein the management, operations, and majority ownership in the Company changes hands one-step at a time. The merger is not designed to qualify as a tax-free exchange under Internal Revenue Code Section (“IRC”) 351 and net operating losses are not intended to be preserved under IRC #368.

On or about March 15, 2005 a Form 8-K was filed with the Securities and Exchange Commission (“SEC”) disclosing the Agreement and that the first phase had taken place and that the second phase would take place on or before June 30, 2005. The second phase took place on June 30, 2005.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

NOTE 7 – GreenTree Initial Asset Value & its Affect on the Financial Statements

Marc Mathys purchased the assets of GreenTree from an unrelated third party company effective September 1, 2003 for $300,000 plus additional amounts he had to pay over the next few months to keep selected vendors supplying raw materials and other related creditors. This increased his actual purchase price to approximately $365,000. He did not buy the predecessor’s company nor assume their position. Rather, it was an asset purchase. He did buy and use the predecessor’s computer software and accounting system.

When GreenTree was originally acquired the assets of the predecessor company, effective September 1, 2003, by Marc Mathys, the assets were recorded at the value as carried on the predecessor company’s records. As this was at the predecessor’s cost, or what was thought at the time to be the estimated market value on the date of purchase, then this accounting treatment approximated fair value at the date of purchase. This does not conform to the accounting requirements as promulgated by FASB No. 141, effective after June 30, 2001, which requires virtually all business combinations be accounted for based on the values exchanged; i.e., the purchase method of accounting (recording what you paid for the assets, not what they may be worth).

GreenTree recorded its assets at the value as carried on the predecessor company’s records, which approximated $1,100,000. The Company in developing the financial statements concluded that the spirit of FASB No. 141 is best served to have comparable statements of operations at the sacrifice of using the purchase method of accounting. So, rather than recognize a “built in gain” in the statement of operations, this difference of approximately $735,000 has been removed from the statement of operations and instead placed in the balance sheet as part of “Owner’s Capital Pre Merger” as recognized on the Statement of Stockholders’ Equity. Management is of the opinion that the accounting treatment reporting the assets at the predecessor’s cost more uniformly recognizes revenues and expenses in a more consistent light than if the purchase method of accounting been used. The method used more clearly reflects the results of operations for both periods ending June 30, 2004 and 2005 and allows one to more clearly see the results of operations in a consistent manner. It also reflects more clearly the overall results of operations and asset values on a consistent basis, taking into consideration the required method of accounting to recognize the asset purchase of the assets from GreenTree by the Company on March 15, 2005 and completed on June 30, 2005 as set forth by the Staff of the SEC as discussed in the prior Note “GreenTree Agreement.”

The only difference in comparing the assets from September 1, 2003 (date of inception) that is not using the purchase price and as recognized as of June 30, 2005 that uses the purchase prices is the values assigned to property and equipment. The Company has elected accelerated depreciation methods to more quickly bring the two methods compatible with each other. Management estimates that the net asset value of property and equipment at June 30, 2005 is approximately $103,000 greater using the predecessor’s basis over what the purchase method of accounting would reflect. All other assets as of June 30, 2005 are at cost, as the flow through of the costs established at September 1, 2003 have long since passed through the accounting. Again, these “built in gains, “ or differences, are not recognized in the statements of operations, but rather are recognized in one step in the statement of stockholders’ equity as part of the initial

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

balance of “Owner’s Capital Pre Merger,” except for the additional depreciation expense recognized through the statement of operations of approximately $66,700 for the ten months ended June 30, 2004 and of approximately $67,100 for the fiscal year ended June 30, 2005.

NOTE 8 – Related Parties

As of June 30, 2005, three shareholders own the controlling interest in the Company, namely:

Marc Mathys	32,000,000 shares, or 64.6% interest
Treya, Inc.	8,000,000 shares, or 16.1% interest
Katrina Cleburn	4,000,000 shares, or 8.1% interest

As of June 30, 2005, Robert Esposito owns 5,300,000 stock options he can exercise at $0.10 per share. As of October 8, 2005, he has exercised none of the stock options. A dispute has arisen concerning the viability and transferability of the stock options. The parties have requested a legal opinion from the Company attorney.

Marc Mathys personally and his related companies (GreenTree and Harvard Chemical) are owed by the Company at least $1,333,000. Refer to Note on “Contingent Liability Regarding GreenTree Agreement” for further explanation regarding this matter.

NOTE 9 – Stockholders’ Equity

Refer to Note 1 – Organization, History, and Business Activity for a concise description of equity and how it came about as it is now. This includes the one for four forward stock split effective on February 7, 2005.

On March 14, 2005, a major shareholder had the Company cancel 49,926,500 of her shares, including 200,000 shares of stock she purchased from another shareholder that did not get delivered to her.

At the time of the forward stock split, the Company had 1,325,000 stock options outstanding. Those holding the outstanding stock options contend the forward stock split created 5,300,000 stock options, just as it did the number of shares upon the split. Legal opinion is being sought to answer this question. The stock options are convertible at one option for one share of common stock for a price of $0.10 per share.

In addition, refer to Note “Related Parties” for a brief discussion on significant stock ownerships as of June 30, 2005.

NOTE 10—Lease Commitment

The Company recently renewed the lease where the plant and equipment are housed in Seaford, Delaware through August 31, 2010. Future lease commitments by fiscal year are:

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

June 30, 2006	$112,800
June 30, 2007	138,180
June 30, 2008	141,635
June 30, 2009	145,175
June 30, 2010	148,805
August 31, 2010	24,902

Total future lease commitments	$711,497

NOTE 11 – Contingent Liabilities Regarding GreenTree Agreement

In the GreenTree Agreement, the Company assumes no liabilities, both known and unknown. Marc Mathys is now questioning this provision. The Agreement leaves one wondering whether the receivables as an asset pass to the Company. As a result of these matters and others, confusion has arisen between the two parties and it appears that a legal entanglement may come about. Legal counsel for the Company has indicated that the agreement is confusing and perhaps misleading in some areas that can hinder as well as assist the Company and Marc Mathys in settling the differences.

Taking into consideration the observations of legal counsel, management has concluded that there most likely exists sufficient reason to recognize all of the receivables of $323,011 and to recognize the corresponding Accounts payable of $552,085 and accrued payroll of $6,500. However, management has concluded to include the equivalent of the amounts due to Related Parties of $777,595 as part of the $1,333,000 due to GreenTree. All amounts due to related parties include GreenTree, Marc Mathys and Harvard Chemical. Marc Mathys owns and controls both GreenTree and Harvard Chemical. Marc Mathys claims he is owed $1,333,000 plus the $777,595 due to him and his related entities. Should the Company not prevail in its position, then as much as $777,595 more would be payable by the Company than what is recognized on the financial statements. However, should the Company prevail in its position, then at least $558,585 less would be due to GreenTree than what is recognized on the financial statements.

In conjunction with pending legal matters, the Company could be held obligated to pay two legal proceedings that affect GreenTree that the GreenTree Agreement specifically excludes the Company from any obligation. Management considers these two legal matters as not obligations of the Company and therefore no amounts have been recognized in the financial statements for these contingent liabilities. They are:

The first is a matter of sixteen containers used in the operations that the Company was told was owned by GreenTree. However, Mitchell Container Services, Inc. has filed a lawsuit in Delaware which may now be in a default judgment, demanding $22,000 in back rents and other related costs to collect and another $26,000 to buy out the containers, for a total of $48,000.

The second matter stems from a series of violations identified by the Environmental Protection Agency (“EPA”). The EPA has proposed a series of penalties totaling approximately $105,000. These proposed penalties are filed against GreenTree and Marc Mathys personally. The Company is not named in the EPA complaint. The proposed

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005

penalties relate to violations occurring prior to 2005, and have nothing to do with the time the Company took over the operations of GreenTree.

GreenTree has not paid Tech Spray, L.P., a supplier, for $226,000 in raw material product purchased the end of June 2005. Recently, the vendor filed a complaint in Delaware seeking collection against GreenTree. GreenTree claims the debt is the Company’s while the Company claims it is owed by GreenTree. Both GreenTree and the Company acknowledge the money is owed, each claiming it is the responsibility of the other. The entire amount due is recognized as part of the accounts payable.

The Company has opted to estimate the following items may end up being owed or due to the Company. These are recognized in the financial statements. Eventually these items may or may not end up those of the Company.

Receivables – show as a current asset	$323,011
Accounts payable – show as a current liability	552,085
Accrued payroll – show as a current liability	6,500
Due to Related parties, show as a current liability	$200,000
Note Payable – Related Party	1,333,000
24,000,000 shares issued in first phase of agreement	100,000
8,000,000 shares to issue for second phase of agreement	33,333

Of the above, the amount of excess debt recognized in excess of the Note payable in the agreement of $1,333,000, best case scenario	$758,585

The Company has opted to estimate the following items may not end up being owed or due by the Company. These are not recognized in the financial statements. Eventually these items may or may not become obligations of the Company.

Due to related parties, not shown as a current liability	577,595
Due on lawsuit dealing with the sixteen containers, which would
Be $10,000 to operations for fiscal year ended 6-30-04
Be $12,000 to operations for fiscal year ended 6-30-05
Be $26,000 capitalized on the balance sheet as equipment
For the fiscal year ended 6-30-05	48,000
Due on EPA violations	105,000

Total contingent liability, worst case scenario	$730,595