Form 10QSB
period 2005-09-30
NANO CHEMICAL SYSTEMS HOLDINGS, INC.
filed 2005-11-21
CIK 1172324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of November 21, 2005 was 49,553,000.

Transitional Small Business Disclosure Format:

Yes  ☐    No   ☒

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Nano Chemical Systems Holdings, Inc., a Nevada corporation, and its subsidiary and predecessors unless otherwise indicated. Unaudited, interim, condensed, consolidated financial statements including a balance sheet for the Company as of the period September 30, 2005, and statements of operations, and statements of cash flows, for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-12 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying consolidated interim unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended June 31, 2005. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter and period ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ended June 30, 2006. The financial statements are presented on the accrual basis.

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY

UNUADITED CONSOLIDATED BALANCE SHEET

(CONDENSED INTERIM FINANCIAL STATEMENTS)

AS OF SEPTEMBER 30, 2005

ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$122,034
Accounts Receivable	479,438
Inventory	844,346
Prepaid Expenses	60,469

Total Current Assets	1,506,287

PROPERTY & EQUIPMENT
Property and Equipment	431,269
(Less) accumulated depreciation	(192,194)

Total Property & Equipment	239,075

OTHER ASSETS
Utility Deposit	12,000
Formulas & Patents	50,000

Total Other Assets	62,000

Total Assets	$1,807,362

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEET

(CONDENSED INTERIM FINANCIAL STATEMENTS)

AS OF SEPTEMBER 30, 2005

LIABILITIES
CURRENT LIABILITIES:
Accounts Payable	$751,755
Accrued Payroll	56,349
Due to Related Parties	237,608

Total current liabilities	1,045,712

LONG-TERM DEBT
Note Payable - Related Party	1,333,000

Total Liabilities	2,378,712

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock - $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—

Common stock, - $.001 par value, 100,000,000 shares authorized, 49,553,000 shares issued and outstanding	49,553

Additional paid-in capital	829,708

Accumulated (Deficit)	(1,450,611)

Net Stockholders’ Equity (Deficiency)	(571,350)

Total Liabilities & Equity (Deficiency)	$1,807,362

See Notes to Financial Statements

NANO CHECMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(CONDENSED INTERIM FINANCIAL STATEMENTS)

FOR THE THREE MONTHS ENDING SEPTEMBER 30,

	2005	2004
SALES	$700,256	$675,832

COST OF DIRECT MATERIALS	365,963	486,129

MARGIN AFTER DIRECT COST OF MATERIALS	334,293	189,703

ALL OTHER OPERATING EXPENSES
Plant Salaries, labor and Employee payroll taxes and benefits	137,373	83,284
Plant rent, utilities, depreciation, and other plant overhead	155,624	168,442
Administrative Costs, including Compensation and Benefits	123,893	42,641

TOTAL ALL OTHER OPERATING EXPENSES	416,890	294,367

OPERATING INCOME (LOSS)	(82,597)	(104,664)

OTHER INCOME (EXPENSE):
Interest Income	—	—
Interest (Expense)	(26,617)	—
Other Income (expense)	7,234	1,298

NET OTHER INCOME (EXPENSE):	(19,383)	1,298

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(101,980)	(103,366)

PROVISION FOR INCOME TAX	—	—

NET INCOME (LOSS)	$(101,980)	$(103,366)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	N/A

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK	49,553,000	N/A

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FROM SEPTEMBER 1, 2003 (INCEPTION) TO YEAR ENDING JUNE 30, 2005 (AUDITED)

AND FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2005 (UNAUDITED)

	Common Stock Par Value $0.001		Paid In Excess of Par	Owner’s Capital Pre Merger	Accumulated (Deficit)	Net Equity (Deficiency)
	Shares	Amount
BALANCE - September 1, 2003	—	$—	$—	$—	$—	$—
(Date of Inception)
Owner’s investment				1,584,666		1,584,666
(Loss) for Period September 1, 2003 (Inception) to June 30, 2004 (Year End) (10 Months)					(785,474)	(785,474)

Balance - June 30, 2004	—	—	—	1,584,666	(785,474)	799,192
Common Stock Issued prior to the change of control of the Company on January 27, 2005 when previously known as Heritage Scholastic Corp.
Not part of the change in control	5,551,000	5,551	(5,551)			—
Part of the change in control	25,928,500	25,928	(25,928)			—
Common stock issued on January 27, 2005 in exchange for Nano Chemical Systems, Inc., a wholly owned subsidiary	36,000,000	36,000	14,000		—	50,000
Stock returned from the January 27, 2005 ownership change of 61,928,500 shares of previously issued and newly issued stock	(49,926,500)	(49,926)	49,926	—	—	—
First phase in purchase of a portion of the assets and customer base of GreenTree Spray Technologies, Inc. on March 15, 2005
Stock issued	24,000,000	24,000	76,000	(100,000)		—
Note issued to owner				(1,000,000)		(1,000,000)
Second phase completing the passing all of the assets and operations of GreenTree Spray Technologies, Inc. into the Company on June 30, 2005
Stock issued	8,000,000	8,000	25,333	(33,333)		—
Note issued to owner				(333,000)		(333,000)
Debt GreenTree Spray retained				577,595		577,595
Reclassify rest of Owner’s Capital			695,928	(695,928)		—
(Loss) for the fiscal year					(563,157)	(563,157)

Balance - June 30, 2005	49,553,000	49,553	829,708	—	(1,348,631)	(469,370)
(Loss) for the period					(101,980)	(101,980)

Balance - June 30, 2005	49,553,000	$49,553	$829,708	$—	$(1,450,611)	$(571,350)

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONDENSED INTERIM FINANCIAL STATEMENTS)

FOR THE THREE MONTHS ENDING SEPTEMBER 30,

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(101,980)	$(103,366)
Adjustments to reconcile net (loss) to net cash from (to) operating activities:
Stock Issued for Services	—	—
Depreciation & Amortization Prop & Equip	19,770	22,821
Changes in operating assets and liabilities which increase (decrease) cash flow:
Accounts Receivable	(156,428)	(84,638)
Inventory	66,117	208,770
Prepaid Expenses	—	—
Accounts Payable and accrued expenses	249,519	95,852

Net cash provided (used) from operating activities	76,998	139,439

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital (Outlays)/Disposals - net	(120)	—
Other Assets	—	—
Investment in Subsidary Nano Chemical Systems, Inc.	—	—

Net cash provided (used) from investing activities	(120)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Related Parties	37,608	(193,727)
Term note due to major shareholder	—	—
Owner contributes to Company in acquisition of GreenTree	—	—

Net cash provided (used) from financing activities	37,608	(193,727)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	114,486	(54,288)

CASH AND CASH EQUIVALENTS - Beginning of Period	7,548	80,756

CASH AND CASH EQUIVALENTS - End of Period	$122,034	$26,468

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONDENSED INTERIM FINANCIAL STATEMENTS)

FOR THE THREE MONTHS ENDING SEPTEMBER 30,

	2005	2004
SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
Interest	$26,617	$—
Taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:
STOCK ISSUED FOR:
Services	$—	$—

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED INTERIM

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

1 – Organization, History and Business Activity

General

Nano Chemical Systems Holdings, Inc., a Nevada corporation, was incorporated on July 30, 1999 under the name “Heritage Scholastic Corporation.” Prior to conducting its current operations, the Company was engaged in the business of publishing and distributing supplemental history textbooks for grades K through 12. However, on January 27, 2005, pursuant to a Stock Purchase and Share Exchange Agreement (the “Share Exchange Agreement”) between Heritage Scholastic Corporation, Nano Chemical Systems, Inc., a Nevada corporation (“NCS”), and the shareholders of NCS, Heritage Scholastic Corporation issued 36,000,000 shares of its issued and outstanding stock to the shareholders of NCS in exchange for 100% of the issued and outstanding stock of NCS.

As a result of the Share Exchange Agreement, NCS became a wholly owned subsidiary of Heritage Scholastic Corporation. In connection with the Share Exchange Agreement, on February 15, 2005, Heritage Scholastic Corporation changed its name from Heritage Scholastic Corporation to Nano Chemical Systems Holdings, Inc. (hereinafter the “Company”).

The Company has authorized 100,000,000 shares of common stock, par value of $0.001, with 49,553,000 shares issued and outstanding as of September 30, 2005. In addition, the Company has authorized 20,000,000 shares of preferred stock, par value of $0.001, none of which is issued or outstanding. Rights of preferred stock will be defined before or when issuance on such stock occurs.

Refer to the Note for “Related Party Transactions” for significant ownership and control, and to Note for “Financial Condition and Going Concern” as to the change in management.

ACQUISITION OF ASSETS AND OPERATIONS OF GREENTREE SPRAY TECHNOLOGIES, LLC

Pursuant to an Asset Purchase Agreement between the Company and GreenTree Spray Technologies, LLC, a Delaware limited liability company (“GreenTree”) herein after referred to as the “GreenTree Asset Purchase Agreement,” or the “GreenTree Agreement”, the Company purchased the manufacturing assets, technical know-how, proprietary chemical formulae, and other assets and forward going operations of GreenTree in exchange for 32,000,000 shares of its restricted common stock and a promissory note in the principal amount of $1,333,000 (the “GreenTree Note”). The GreenTree Note requires quarterly interest accrued at 8% per annum with a final balloon payment equal to all remaining outstanding principal and interest due on March 15, 2007. Certain assets of the Company secure the GreenTree Note. The GreenTree Asset Purchase Agreement took effect over two phases. The first phase encompassed approximately 75% of the assets and operations on March 15, 2005, and the second phase brought in the balance of the assets and operations on June 30, 2005.

Refer also to other Notes discussing this purchase from GreenTree Agreement.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED INTERIM

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

Financial reporting of Company treated as a “reverse acquisition”

The Subsidiary, Nano Chemical Systems, Inc., owns two patent applications it acquired for a value of $50,000. It has no operations. The rest of the Company and its operations are operated under the Company and come from the GreenTree Asset Agreement.

Pursuant to the GreenTree Agreement, all GreenTree assets were transferred into the Company in two steps, the first on March 15, 2005 and the second on June 30, 2005. The owner of GreenTree took control and owns the majority of stock in the Company. Prior to the Agreement, the Company had assets in the form of two patent applications valued at $50,000 but no operations. GreenTree has assets and on going operations.

The GreenTree Agreement constitutes a “reverse acquisition.” Accordingly, the prior financial history of the Company drops out and the prior financial history of GreenTree steps into its place, even though the Company survives the merger.

In August 2003, Marc Mathys (owner of GreenTree) purchased the assets of the then recently closed aerosol plant and operations of GreenTree Chemical Technologies, Inc., a division of an unrelated company, located in Seaford, Delaware. He reopened the plant in the same location and reestablished the manufacturing of canned aerosol products. On March 21, 2005, a Delaware limited liability company (LLC) was organized under the name of GreenTree Spray Technologies, LLC (“GreenTree”) and is owned 100% by Marc Mathys. It holds the secured promissory note the Company owes of $1,333,000.

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

(b) – Income Taxes

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED INTERIM

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. Due to the GreenTree Agreement, the Company underwent an ownership change as defined in Section 382 of the Internal Revenue Code. Refer to the Note on “GreenTree Agreement.” Of the $1,451,000 accumulated losses of the Company, only $225,000 is available to the Company as a net operating loss carry forward useable through June 30, 2026. No income tax benefit is recognized in the financial statements, as it is not known whether such losses will ever be applied in the future.

NOTE 3 – Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The operations of the Company since inception (September 1, 2003) have sustained continued operating losses. In the event the Company is unable to raise sufficient operating capital, the aforementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the occurrence of such conditions and have been prepared assuming that the Company will continue as a going concern.

Since June 30, 2005, the Company has appointed James Ray and the new Chief Executive Officer (“CEO”), and Marc Mathys has resigned as a member of the Board of Directors. Under the direction of James Ray, “new” management has concluded that a more effective marketing approach is needed to increase the operations and to turn the Company into a profitable operation. The Company and has begun efforts to develop a marketing arm for the Company. The plant can handle much more volume in its existing plant configuration.

The Company continues working on raising capital funds that management anticipates will sustain the operations of the Company and provides the means for the Company to turn its operations into a profitable situation.

NOTE 4 - GreenTree Agreement

On or about March 15, 2005 a Form 8-K was filed with the Securities and Exchange Commission (“SEC”) disclosing the GreenTree Agreement and that the first phase had taken place and that the second phase would take place on or before June 30, 2005. The second phase took place on June 30, 2005. Under the GreenTree Agreement, the Company ultimately acquires all of the assets, proprietary chemical formulations, know how, intellectual property, goodwill, and operations going forward, of GreenTree. The Company’s results of operations as of September 30,2005 and 2004 recognize the entire operations of GreenTree.

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

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED INTERIM

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

NOTE 5 - GreenTree Initial Asset Value & its Affect on the Financial Statements

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

GreenTree recorded its assets at the value as carried on the predecessor company’s records, which approximated $1,100,000. The Company in developing the financial statements concluded that the spirit of FASB No. 141 is best served to have comparable statements of operations at the sacrifice of using the purchase method of accounting. So, rather than recognize a “built in gain” in the statement of operations, this difference of approximately $735,000 has been removed from

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED INTERIM

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

the statement of operations and instead placed in the balance sheet as part of “Owner’s Capital Pre Merger” as recognized on the Statement of Stockholders’ Equity. Management is of the opinion that the accounting treatment reporting the assets at the predecessor’s cost more uniformly recognizes revenues and expenses in a more consistent light than if the purchase method of accounting had been used. The method used more clearly reflects the results of operations for both periods ending June 30, 2004 and 2005 and allows one to more clearly see the results of operations in a consistent manner. It also reflects more clearly the overall results of operations and asset values on a consistent basis, taking into consideration the required method of accounting to recognize the asset purchase of the assets from GreenTree by the Company on March 15, 2005 and completed on June 30, 2005 as discussed in the prior Note “GreenTree Agreement.”

The only difference in comparing the assets from September 1, 2003 (date of inception), which is not using the purchase price, and as recognized as of June 30, 2005, which uses the purchase price, is the values assigned to property and equipment. The Company has elected accelerated depreciation methods to more quickly bring the two methods in compliance with each other. Management estimates that the net asset value of property and equipment at September 30, 2005 is approximately $92,000 greater using the predecessor’s basis over what the purchase method of accounting would reflect. All other assets as of September 30, 2005 are at cost, as the flow through of the costs established at September 1, 2003 have long since passed through the accounting. Again, these “built in gains, “ or differences, are not recognized in the statements of operations, but rather are recognized in one step in the statement of stockholders’ equity as part of the initial balance of “Owner’s Capital Pre Merger,” except for the additional depreciation expense recognized through the statement of operations of approximately $66,700 for the ten months ended June 30, 2004 and of approximately $67,100 for the fiscal year ended June 30, 2005, and of approximately $11,000 for the quarter ended September 30, 2005.

NOTE 6 – Related Parties

As of September 30, 2005, three shareholders own the controlling interest in the Company, namely:

Marc Mathys	32,000,000 shares, or 64.6% interest
Treya, Inc.	8,000,000 shares, or 16.1% interest
Katrina Cleburn	4,000,000 shares, or 8.1% interest

As of September 30, 2005, one individual not listed above owns or controls approximately 5,300,000 stock options he can exercise at $0.10 per share. As of November 16, 2005, he has exercised none of the stock options. A dispute has arisen concerning the viability and transferability of the stock options as well as the number of stock options available. The parties have requested a legal opinion from the Company attorney to help resolve the matter.

Marc Mathys personally and his related companies (GreenTree LLC and Harvard Chemical) are owed by the Company at least $1,333,000. Refer to Note on “Contingent Liability Regarding GreenTree Agreement” for further explanation regarding this matter.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED INTERIM

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 7 – Contingent Liabilities Regarding GreenTree Agreement

In the GreenTree Agreement, the Management takes the position that the Company assumes no liabilities, both known and unknown. Marc Mathys disagrees and also indicates the receivables did not go to the Company. Legal counsel is being sought to resolve the issue.

As of September 30, 2005, the Company has recognized some liabilities it claims it does not owe as well as the receivables Marc Mathys claims are not the Company’s, the net of which approximates $680,000 liabilities over what management believes the GreenTree Agreement states. In contrast, Marc Mathys believes the GreenTree Agreement requires the Company to assume approximately $578,000 more in liabilities over what is recognized in the financial statements as of June 30, 2005 as well as in these financial statements as of September 30, 2005.

Management and Marc Mathys are negotiating how to resolve these matters. Management believes the Company will not end up in a worse position than it is presently recognizing in these financial statements.

GreenTree has not paid Tech Spray, L.P., a supplier, for $226,000 in raw material product purchased the end of June 2005. Recently, the vendor filed a complaint in Delaware seeking collection against GreenTree. GreenTree claims the debt is the Company’s while the Company claims it is owed by GreenTree. Both GreenTree and the Company acknowledge the money is owed; each claiming it is the responsibility of the other. The entire amount due is recognized as part of the accounts payable by the Company and is part of the $680,000 the Company believes is not its responsibility to pay.

In conjunction with pending legal matters, the Company could be indirectly held obligated to pay two legal proceedings regarding the GreenTree operations prior to the Company acquiring the GreenTree assets and operations. Management considers these two legal matters as not obligations of the Company and therefore no amounts have been recognized in the financial statements for these contingent liabilities. They are:

The first matter deals with sixteen containers used in the operations that GreenTree understood and said it owned. However, Mitchell Container Services, Inc. has filed a lawsuit in Delaware which may now be in a default judgment, demanding $22,000 in back rents and other related costs to collect and another $26,000 to buy out the containers, for a total of $48,000.

The second matter stems from a series of violations identified by the Environmental Protection Agency (“EPA”). The EPA has proposed a series of penalties totaling approximately $105,000. These proposed penalties are filed against GreenTree LLC and Marc Mathys personally. The Company is not named in the EPA complaint. The proposed penalties relate to violations occurring prior to 2005, and have nothing to do with the time since the Company took over the operations of GreenTree.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

THE FOLLOWING INFORMATION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO APPEARING ELSEWHERE IN THIS FORM 10-QSB.

Special Notes Regarding Forward-Looking Statements

Information included or incorporated by reference in this Form 10-QSB may contain forward-looking statements, which we believe are within the meaning of the Securities Exchange Act of 1934, as amended. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” or the negative of these words or other variations on these words or comparable terminology.

GENERAL

Nano Chemical Systems Holdings, Inc., a Nevada corporation, was incorporated on July 30, 1999 under the name “Heritage Scholastic Corporation.” Prior to conducting its current operations, the Company was engaged in the business of publishing and distributing supplemental history textbooks for grades K through 12. However, on January 27, 2005, pursuant to a Stock Purchase and Share Exchange Agreement (the “Share Exchange Agreement”) between Heritage Scholastic Corporation, Nano Chemical Systems, Inc., a Nevada corporation (“NCS”), and the shareholders of NCS, Heritage Scholastic Corporation issued 9,000,000 shares of its issued and outstanding stock to the shareholders of NCS in exchange for 100% of the issued and outstanding stock of NCS. As a result of the Share Exchange Agreement, NCS became a wholly-owned subsidiary of Heritage Scholastic Corporation. In connection with the Share Exchange Agreement, on February 15, 2005, Heritage Scholastic Corporation changed its name from Heritage Scholastic Corporation to Nano Chemical Systems Holdings, Inc. (hereinafter the “Company”). We are a development stage company as defined by SFAS 7, and, as such, have devoted most of our efforts to developing our business plan, generating a demand for our products, and raising working capital through equity financing. Our ability to generate revenues is primarily dependent upon our ability to cost-effectively and efficiently develop and market our proprietary products, and successfully service of our present customers. During the next six to twelve months of operations our priorities are to:

1.	implement a marketing strategy to reach our target markets;

2.	develop and strengthen our strategic relationships with suppliers and distributors;

3.	respond to competitive developments in the marketplace;

4.	establish the brand identity of our proprietary products; and

5.	continue to service our present customer base.

In order to make the most efficient use of the capital available to us, we plan to conduct a limited research and development program for new products that will attempt to take advantage of nano-particulate enhancement. In particular, the Company has a line of solvents, penetrating oils, glass cleaners and polishes for automobiles that will benefit from the inclusion of nano-particulates.

We plan to use the nanomaterials and titanium dioxide technology to produce titanium dioxide nanoparticles. Titanium dioxide nanoparticles and other products we intend to initially produce with the nanomaterials and titanium dioxide technology generally must be customized for a specific application working in cooperation with the end-user. We are still testing and customizing our titanium dioxide nanoparticle products for various applications and have no long-term agreements with end-users to purchase any of our titanium dioxide nanoparticle products. We may be unable to recoup our investment in the nanomaterials and titanium dioxide technology and nanomaterials and titanium dioxide equipment for various reasons, including the following:

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

RESULTS OF OPERATIONS - QUARTER ENDING SEPTEMBER 30, 2005 AND 2004

For the quarter ending September 30, 2005, we had losses totaling $101,890 compared to losses of $103,356 for the same period in 2004. This decrease of $1,376 is primarily attributed to a $27,424 increase in sales. Since inception to September 30, 2005, we had losses totaling $1,450,611. As we implement our business plan, we believe our revenues should increase consistently. By focusing our efforts on limiting general and administrative expenses as we increase revenue, we expect to increase our net income.

Cost of revenue generally includes costs associated with direct costs of materials. Cost of revenue for the three months ended September 30, 2005 was $365,963, compared to $486,129 for the same period in 2004. The decrease in cost of revenue was generally attributed to a sales price increase and the improvement as a percentage of sales because of increased sales prices giving greater gross margins. We expect that this figure will increase significantly as we implement our business plan and increase production of our products.

Research and development expense, which primarily consists of costs associated with the Company’s development or acquisition of new products, was $16,000 for the three months ended September 30, 2005, compared to $-0- for the same period in 2004. The increase in research and development expense was largely attributed to initiating work on the new Nano Materials products.

Selling, general and administrative expense were $123,893 for the three months ended September 30, 2005, compared to $42,641 for the same period in 2004. The net increase was primarily attributed to increased workload due to the large increase in sales volume. We expect that this figure will increase as the Company implements its business plan. We expect this increase to take the form of increased wages and employee expenses, sales and marketing expense, and other general and administrative expenses; however, we intend to ensure that any increase in the aforementioned expenses remains commensurate with an increase in revenues.

Interest expense for the three month period ended September 30, 2005 was $26,617, compared to $-0- for the same period in 2004. These increases were primarily due the Green Tree Note (described below).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash, cash equivalents and investments amounted to $122,034 on September 30, 2005. The net cash provided by the Company’s operating activities was $76,998 and $139,439 for the quarters ended September 30, 2005 and 2004, respectively. Net cash provided by financing activities, which is primarily due to major shareholder capital contributions and a note payable, amounted to $37,608 for the quarter ended September 30, 2005, compared to $193,727 used in the quarter ended September 30, 2004.

As of November 21, 2005, we had cash on hand of approximately $15,000 which is sufficient to satisfy our operating requirements through November 30. To satisfy our operating requirements through November 30, 2005 we estimate that we will need an additional $500,000. If we do not generate revenues or secure debt or equity financing before the end of November 30, 2005, we will be unable to sustain our current level of operations and may have to cut back or shut down our operations at that time.

The Company’s actual future capital requirements in 2005 and beyond will depend, however, on many factors, including customer acceptance of the Company’s current and potential products, continued progress in the Company’s research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company’s manufacturing capabilities and to market and sell the Company’s products. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the continued service of existing customers.

FINANCING

On March 15, 2005, the Company issued a promissory note in the principal amount of One Million and No/100 Dollars ($1,000,000) to the Company’s largest shareholder, Green Tree Spray Technologies, LLC, a Delaware limited liability company (the “GreeTree Note”). The GreenTree Note was issued as part of the consideration under that certain Asset Purchase Agreement dated March 15, 2005, by and between GreenTree Spray Technologies, LLC and the Company. The GreenTree Note requires quarterly interest payments at 8% per annum with a final balloon payment equal to all remaining outstanding principal and interest due on March 15, 2007. The GreenTree Note is secured by certain assets of the Company. The Company has not made the required quarterly interest payments under the GreenTree Note, and therefore, is currently in default under GreenTree Note.

Should events arise that make it appropriate for the Company to seek additional financing, it should be noted that additional financing may not be available on acceptable terms or at all, and any such additional financing could be dilutive to the Company’s stockholders. Such a financing could be necessitated by such things as the loss of existing customers; currently unknown capital requirements in light of the factors described above; new regulatory requirements that are outside the Company’s control; or various other circumstances coming to pass that are currently not anticipated by the Company.

We compete or may compete against entities that are much larger than we are, have more extensive resources than we do and have an established reputation and operating history. Because of their size, resources, reputation, history and other factors, certain of our competitors may be able to exploit acquisition, development and joint venture opportunities more rapidly, easily or thoroughly than we can. In addition, potential customers may choose to do business with our more established competitors, without regard to the comparative quality of our products, because of their perception that our competitors are more stable, are more likely to complete various projects, are more likely to continue as a going concern and lend greater credibility to any joint venture.

GOING CONCERN

Due to the Company’s status as a development stage company, limited working capital, and continued losses, the Company’s independent auditor has identified a substantial doubt about our ability to continue as a going concern (please refer to the footnotes to the financial statements). Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 3. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s quarter ended September 30, 2005, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES, UNREGISTERED SALES OF EQUITY SECURITIES, AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 15, 2005, the Company issued a promissory note in the principal amount of One Million and No/100 Dollars ($1,000,000) to the Company’s largest shareholder, Green Tree Spray Technologies, LLC, a Delaware limited liability company (the “GreenTree Note”). The GreenTree Note was issued as part of the consideration under that certain Asset Purchase Agreement dated March 15, 2005, by and between GreenTree Spray Technologies, LLC and the Company. The GreenTree Note requires quarterly interest payments at 8% per annum with a final balloon payment equal to all remaining outstanding principal and interest due on March 15, 2007. The GreenTree Note is secured by certain assets of the Company. The Company has not made the required quarterly interest payments under the GreenTree Note, and therefore, is currently in default under GreenTree Note.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

By:	/s/ James Ray
James Ray
President and Chief Executive Officer

By:	/s/ Tina Dennis
Tina Dennis, Chief Financial Officer
(Principal Financial and Accounting Officer)