Form 10QSB
period 2005-12-31
NANO CHEMICAL SYSTEMS HOLDINGS, INC.
filed 2006-03-02
CIK 1172324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005.

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

The number of shares outstanding of the Registrant’s common stock as of March 1, 2006 was 49,553,000.

Transitional Small Business Disclosure Format:

Yes  ☐    No  ☒

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	3

Balance Sheet at December 31, 2005 (unaudited)	3

Unaudited Consolidated Statements of Operations (Condensed Interim Financial Statements) for the Three and Six Months Ending December 31, 2005 and 2004	5

Consolidated Statement of Stockholders’ Equity (deficiency) from September 1, 2003 (inception) to Year Ending June 30, 2005 (audited) and for the Six Months Ending December 31, 2005 (unaudited)	6

Statement of Cash Flows for the Six Months Ended December 31, 2005 (unaudited) and Statement of Cash Flows for the Six Months Ended December 31, 2004 (unaudited)	7

Notes to Financial Statements

Item 2. Management’s Discussion and Analysis or Plan of Operation	14

Item 3. Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	19

Item 6. Exhibits and Reports on Form 8-K	20

SIGNATURES	21

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Nano Chemical Systems Holdings, Inc., a Nevada corporation, and its subsidiary and predecessors unless otherwise indicated. Unaudited, interim, condensed, consolidated financial statements including a balance sheet for the Company as of December 31, 2005, and statements of operations, and statements of cash flows, for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as follows.

BASIS OF PRESENTATION

The accompanying consolidated interim unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended June 30, 2005. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter and period ended December 31, 2005 are not necessarily indicative of results that may be expected for the year ended June 30, 2006. The financial statements are presented on the accrual basis.

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY

UNUADITED CONSOLIDATED BALANCE SHEET

(CONDENSED INTERIM FINANCIAL STATEMENTS)

AS OF DECEMBER 31, 2005

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$136,686
Accounts Receivable	338,409
Inventory	804,020
Prepaid Expenses	60,469

Total Current Assets	1,339,584

PROPERTY & EQUIPMENT
Property and Equipment	432,179
(Less) Accumulated Depreciation	(211,964)

Total Property & Equipment	220,215

OTHER ASSETS
Utility Deposit	12,000
Formulas & Patents, Net of Accumulated Amortization	47,059

Total Other Assets	59,059

Total Assets	$1,618,858

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEET

(CONDENSED INTERIM FINANCIAL STATEMENTS)

AS OF DECEMBER 31, 2005

LIABILITIES
CURRENT LIABILITIES:

Accounts Payable	$770,573
Accrued Payroll	56,350
Due to Related Parties	264,209

Total current liabilities	1,091,132

LONG-TERM DEBT
Note Payable - Related Party	1,333,000

Total Liabilities	2,424,132

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock - $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—

Common stock, - $.001 par value, 100,000,000 shares authorized, 49,553,000 shares issued and outstanding	49,553

Additional paid-in capital	829,708

Accumulated (Deficit)	(1,684,535)

Net Stockholders’ Equity (Deficiency)	(805,274)

Total Liabilities & Equity (Deficiency)	$1,618,858

NANO CHECMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(CONDENSED INTERIM FINANCIAL STATEMENTS)

FOR THE THREE AND SIX MONTHS ENDING DECEMBER 31,

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004
SALES	$129,135	$342,067	$829,391	$1,017,899

COST OF DIRECT MATERIALS	147,887	211,933	513,850	698,062

MARGIN AFTER DIRECT COST OF MATERIALS	(18,752)	130,134	315,541	319,837

ALL OTHER OPERATING EXPENSES
Plant Salaries, labor and Employee payroll taxes and benefits	69,966	97,181	207,339	180,465
Plant rent, utilities, depreciation, and other plant overhead	71,401	58,758	227,025	227,200
Administrative Costs, including Compensation and Benefits	55,357	53,584	179,250	97,176

TOTAL ALL OTHER OPERATING EXPENSES	196,724	209,523	613,614	504,841

OPERATING INCOME (LOSS)	(215,476)	(79,389)	(298,073)	(185,004)

OTHER INCOME (EXPENSE):
Interest Income	—	—	—	—
Interest (Expense)	(26,601)	—	(53,218)	—
Other Income (expense)	8,153	2,103	15,387	4,353

NET OTHER INCOME (EXPENSE):	(18,448)	2,103	(37,831)	4,353

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(233,924)	(77,286)	(335,904)	(180,651)

PROVISION FOR INCOME TAX	—	—	—	—

NET INCOME (LOSS)	$(233,924)	$(77,286)	$(335,904)	$(180,651)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.00)	N/A	$(0.01)	N/A

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK	49,553,000	N/A	49,553,000	N/A

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FROM SEPTEMBER 1, 2003 (INCEPTION) TO YEAR ENDING JUNE 30, 2005 (AUDITED)

AND FOR THE SIX MONTHS ENDING DECEMBER 31, 2005 (UNAUDITED)

	Common Stock Par Value $0.001		Paid In Excess of Par	Owner’s Capital Pre Merger	Accumulated (Deficit)	Net Equity (Deficiency)
	Shares	Amount
BALANCE - September 1, 2003	—	$—	$—	$—	$—	$—
(Date of Inception)

Owner’s investment				1,584,666		1,584,666

(Loss) for Period September 1, 2003 (Inception) to June 30, 2004 (Year End) (10 Months)					(785,474)	(785,474)

Balance - June 30, 2004	—	—	—	1,584,666	(785,474)	799,192

Common Stock Issued prior to the change of control of the Company on January 27, 2005 when previously known as Heritage Scholastic Corp.

Not part of the change in control	5,551,000	5,551	(5,551)			—

Part of the change in control	25,928,500	25,928	(25,928)			—

Common stock issued on January 27, 2005 in exchange for Nano Chemical Systems, Inc., a wholly owned subsidiary	36,000,000	36,000	14,000		—	50,000

Stock returned from the January 27, 2005 ownership change of 61,928,500 shares of previously issued and newly issued stock	(49,926,500)	(49,926)	49,926	—	—	—

First phase in purchase of a portion of the assets and customer base of GreenTree Spray Technologies, Inc.on March 15, 2005

Stock issued	24,000,000	24,000	76,000	(100,000)		—

Note issued to owner				(1,000,000)		(1,000,000)

Second phase completing the passing all of the assets and operations of GreenTree Spray Technologies, Inc.into the Company on June 30, 2005

Stock issued	8,000,000	8,000	25,333	(33,333)		—

Note issued to owner				(333,000)		(333,000)

Debt GreenTree Spray retained				577,595		577,595

Reclassify rest of Owner’s Capital			695,928	(695,928)		—

(Loss) for the fiscal year					(563,157)	(563,157)

Balance - June 30, 2005	49,553,000	49,553	829,708	—	(1,348,631)	(469,370)

(Loss) for the period					(101,980)	(101,980)

Balance - September 30, 2005	49,553,000	$49,553	$829,708	$—	$(1,450,611)	$(571,350)

(Loss) for the period					(233,924)	(233,924)

Balance - December 31, 2005	49,553,000	$49,553	$829,708	$—	$(1,684,535)	$(805,274)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONDENSED INTERIM FINANCIAL STATEMENTS)

FOR THE SIX MONTHS ENDING DECEMBER 31,

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(335,904)	$(180,651)
Adjustments to reconcile net (loss) to net cash from (to) operating activities:
Stock Issued for Services	—	—
Depreciation Property & Equipment	39,540	45,642
Amortization Patents & Formulas	2,941	—
Changes in operating assets and liabilities which increase (decrease) cash flow:
Accounts Receivable	(15,398)	71,736
Inventory	106,442	180,268
Prepaid Expenses	—	—
Accounts Payable and accrued expenses	292,016	(64,079)

Net cash provided (used) from operating activities	89,637	52,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital (Outlays)/Disposals - net	(1,029)	(184)
Other Assets	—	(850)
Investment in Subsidiary Nano Chemical Systems, Inc.	—	—

Net cash provided (used) from investing activities	(1,029)	(1,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Related Parties	40,530	(100,137)
Term note due to major shareholder	—	—
Owner contributes to Company in acquisition of GreenTree	—	—

Net cash provided (used) from financing activities	40,530	(100,137)

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	129,138	(48,255)

CASH AND CASH EQUIVALENTS - Beginning of Period	7,548	80,756

CASH AND CASH EQUIVALENTS - End of Period	$136,686	$32,501

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONDENSED INTERIM FINANCIAL STATEMENTS)

FOR THE SIX MONTHS ENDING DECEMBER 31,

	2005	2004
SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
Interest	$53,218	$—
Taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:

STOCK ISSUED FOR:
Services	$—	$—

NOTE 1 – Organization, History and Business Activity

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

The Company has authorized 100,000,000 shares of common stock, par value of $0.001, with 49,553,000 shares issued and outstanding as of December 31, 2005. In addition, the Company has authorized 20,000,000 shares of preferred stock, par value of $0.001, none of which is issued or outstanding. Rights of preferred stock will be defined before or when issuance on such stock occurs.

Refer to the Note for “Related Party Transactions” for significant ownership and control, and to Note for “Financial Condition and Going Concern” as to the change in management.

ACQUISITION OF ASSETS AND OPERATIONS OF GREENTREE SPRAY TECHNOLOGIES, LLC

Pursuant to an Asset Purchase Agreement between the Company and GreenTree Spray Technologies, LLC, a Delaware limited liability company (“GreenTree”) hereinafter referred to as the “GreenTree Asset Purchase Agreement,” or the “GreenTree Agreement,” the Company purchased the manufacturing assets, technical know-how, proprietary chemical formulae, and other assets and forward going operations of GreenTree in exchange for 32,000,000 shares of its restricted common stock and a promissory note in the principal amount of $1,333,000 (the “GreenTree Note”). The GreenTree Note requires quarterly interest accrued at 8% per annum with a final balloon payment equal to all remaining outstanding principal and interest due on March 15, 2007. Certain assets of the Company secure the GreenTree Note. The GreenTree Asset Purchase Agreement took effect over two phases. The first phase encompassed approximately 75% of the assets and operations on March 15, 2005, and the second phase brought in the balance of the assets and operations on June 30, 2005. Refer also to other Notes discussing this purchase under the GreenTree Agreement.

Financial reporting of Company treated as a “reverse acquisition”

The Subsidiary, Nano Chemical Systems, Inc., owns two patent applications it acquired for a value of $50,000. The Company is seeking funding to develop business operations using the technology in these patent applications. At present there are no operations utilizing the science contained in these operations. The Company’s present operations are derived from the assets acquired under the GreenTree Asset Agreement.

Pursuant to the GreenTree Agreement, all GreenTree assets were transferred into the Company in two steps, the first on March 15, 2005 and the second on June 30, 2005. The owner of GreenTree took control of and owns the majority of stock in the Company. Prior to the Agreement, the Company had assets in the form of two patent applications valued at $50,000 but no operations. GreenTree has assets and ongoing operations.

The GreenTree Agreement constitutes a “reverse acquisition.” Accordingly, the prior financial history of the Company drops out and the financial history of GreenTree steps into its place, even though the Company survives the merger.

In August 2003, Marc Mathys (owner of GreenTree) purchased the assets of the then recently closed aerosol plant and operations of GreenTree Chemical Technologies, Inc., a division of an unrelated company, located in Seaford, Delaware. He reopened the plant in the same location and reestablished the manufacturing of canned aerosol products. On March 21, 2005, a Delaware limited liability company (LLC) was organized under the name of GreenTree Spray Technologies, LLC (“GreenTree”) and is owned 100% by Marc Mathys. It holds a secured promissory note on which the Company owes $1,333,000.

NOTE 2 – Summary of Significant Accounting Policies

(a) – General Statement of Accounting and Basis of Presentation

The Company prepares its books and records on the accrual basis for financial reporting. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Company has the following wholly-owned subsidiary: Nano Chemical Systems, Inc.

The accompanying consolidated financial statements include the accounts of its subsidiary. All significant intercompany balances and transactions have been eliminated.

(b) – Income Taxes

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. Due to the GreenTree Agreement, the Company underwent an ownership change as defined in Section 382 of the Internal Revenue Code. Refer to the Note on “GreenTree Agreement” and Exhibit number 99.1 of this Form 10-QSB. Of the $1,685,000 accumulated losses of the Company, only $450,000 is available to the Company as a net operating loss carry forward useable through June 30, 2026. No income tax benefit is recognized in the financial statements, as it is not known whether such losses will be applied in the future.

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

On June 30, 2005, the Company appointed James Ray as the new Chief Executive Officer (“CEO”), and on November 14, 2005 Marc Mathys resigned as a member of the Board of Directors. Under the direction of James Ray, management has concluded that a more effective marketing approach is needed to increase the operations and to turn the Company into a profitable operation. The Company plans to commence developing a marketing arm for the Company once additional funding is obtained. The Company’s plant can accommodate much more volume in its existing configuration than it currently handles.

The Company continues to seek the capital funds which management anticipates will sustain the operations of the Company and provide the means for the Company to turn its operations profitable.

NOTE 4 - GreenTree Agreement

On or about March 15, 2005 a Form 8-K was filed with the Securities and Exchange Commission (“SEC”) disclosing the two-phase GreenTree Agreement, that the first phase had taken place, and that the second phase would take place on or before June 30, 2005. The second phase took place on June 30, 2005. Under the GreenTree Agreement, the Company ultimately acquired all of the assets, proprietary chemical formulations, know how, intellectual property, goodwill, and operations going forward, of GreenTree. The Company’s results of operations as of December 31, 2005 and 2004 recognize the entire operations of GreenTree.

On March 15, 2005, the Company and GreenTree Spray Technologies, LLC (“GreenTree”), owned 100% by Marc Mathys, entered into an Asset Purchase Agreement (“GreenTree Agreement”) buying approximately 75% of all of the assets and ongoing operations of GreenTree in exchange for a $1,000,000 promissory note bearing 8% accrued interest with the entire amount due on March 31, 2007 and for 24,000,000 newly issued restricted shares of common stock of the Company valued at $100,000. On June 30, 2005, the remaining balance of the assets and ongoing operations completed the asset purchase in exchange for an additional $330,000 promissory note and 8,000,000 shares of common stock of the Company valued at $33,333. This totals $1,333,000 for the note payable to GreenTree, as a related party, and $133,333 for the fair value of the stock issued. The debt obligation is secured by the assets transferred, or its equivalent thereafter, as outlined in the Security Agreement. The company has not made the required quarterly interest payments and therefore, is currently in default under the GreenTree Note. Currently, $53,218 in accrued interest is payable and is included as part of $264,209 due Related Parties as of December 31, 2005

The excess paid over the recorded value of the assets, including the $133,333 fair value for the common stock issued, is generally considered intangible assets, including goodwill. However, in a “reverse acquisition” the excess is not recognized as “intangible assets” but as an offset in equity. This is as per the guidelines set forth by the Staff of the Securities and Exchange Commission (“SEC”). In dealing with “reverse acquisitions,” the Staff of the SEC takes the position that a “reverse acquisition” is a restructuring of the ownership and equity of the Company, not a purchase, and therefore, it does not fall under the guidelines of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FASB 141”). FASB 141 recognizes an asset purchase as a business combination and requires an entity to record the asset purchase as a purchase, wherein the Company then assigns the fair value as the amount to record the value of assets on the financial statements at the point of purchase. Consequently, FASB 141, which would recognize goodwill and intangibles, is not recognized in this form of an asset purchase under the guidelines of the Staff of the SEC. These financial statements follow the guidelines of the Staff of the SEC.

NOTE 5 - GreenTree Initial Asset Value & its Effect on the Financial Statements

Marc Mathys purchased the assets of GreenTree from an unrelated third party company effective September 1, 2003 for $300,000 plus additional amounts he had to pay over the next few months to keep selected vendors supplying raw materials and selected other creditors to continue providing needed services and facilities. This increased his actual purchase price to approximately $365,000. He did not buy the predecessor’s company nor assume its position. Rather, it was an asset purchase. He did buy and use the predecessor’s computer software and accounting system.

When Marc Mathys originally acquired GreenTree’s assets from the predecessor company, effective September 1, 2003, the assets were recorded at the value as carried on the predecessor company’s records.

Because this was at the predecessor’s cost, or what was thought at the time to be the estimated market value on the date of purchase by Marc Mathys, this accounting treatment approximated fair value at the date of purchase. This does not conform to the accounting requirements as promulgated by FASB No. 141, effective after June 30, 2001, which requires virtually all business combinations be accounted for based on the values exchanged; i.e., the purchase method of accounting (recording what was paid for the assets, not what they may be worth).

GreenTree recorded its assets at the value as carried on the predecessor company’s records, roughly $1,100,000, or approximately $735,000 more than cost. In developing the financial statements, the Company concluded that the spirit of FASB No. 141 is best served by having comparable statements of operations at the sacrifice of using the purchase method of accounting. So, rather than recognize a “built in gain” in the statement of operations, this difference of approximately $735,000 has been removed from the statement of operations and instead placed in the balance sheet as part of “Owner’s Capital Pre Merger” as recognized on the Statement of Stockholders’ Equity. Management is of the opinion that the accounting treatment reporting the assets at the predecessor’s cost more uniformly recognizes revenues and expenses in a more consistent manner than if the purchase method of accounting had been used. The method used more clearly reflects the results of operations for the fiscal years ending June 30, 2004 and 2005 and each corresponding quarter therein, thus allowing one to more clearly see the results of operations in a consistent and more meaningful manner than would otherwise be reported. It also reflects more clearly the overall results of operations and asset values on a consistent basis, taking into consideration the required method of accounting to recognize purchase of assets from GreenTree by the Company on March 15, 2005 and completed on June 30, 2005 as discussed in the prior Note 4, “GreenTree Agreement.”

The only difference in comparing the assets from September 1, 2003 (date of inception), which is not using the purchase price, and as recognized as of June 30, 2005, which uses the purchase price, is the values assigned to property and equipment. The Company has elected accelerated depreciation methods to more quickly bring the two methods in compliance with each other. Management estimates that the net asset value of property and equipment at December 31, 2005 is approximately $75,000 greater using the predecessor’s basis over what the purchase method of accounting would reflect. All other assets as of December 31, 2005 are at cost, as the flow-through of the costs established at September 1, 2003 have long since passed through the accounting. Again, these “built in gains,” or differences, are not recognized in the statements of operations, but rather are recognized in one step in the statement of stockholders’ equity as part of the initial balance of “Owner’s Capital Pre Merger,” except for the additional depreciation expense recognized through the statement of operations of approximately $66,700 for the ten months ended June 30, 2004 and of approximately $67,100 for the fiscal year ended June 30, 2005, and of approximately $28,000 for the six months ended December 31, 2005.

NOTE 6 – Related Parties

As of December 31, 2005, three shareholders own the controlling interest in the Company, namely:

GreenTree	32,000,000 shares, or 64.6% interest
Treya, Inc.	8,000,000 shares, or 16.1% interest
Katrina Cleburn	4,000,000 shares, or 8.1% interest

As of December 31, 2005, one individual not listed above owns or controls approximately 5,300,000 stock options he can exercise at $0.10 per share. As of February 20, 2006, he has exercised none of the stock options. A dispute has arisen concerning the viability and transferability of the stock options as well as the number of stock options available. The parties have requested a legal opinion from the Company’s attorney to help resolve the matter.

Marc Mathys and his related companies (GreenTree LLC and Harvard Chemical) are owed by the Company at least $1,333,000 combined. Refer to Note 7, “Contingent Liability Regarding GreenTree Agreement,” for further explanation regarding this matter.

“On November 13, 2005, Marc Mathys resigned as a director of the Company, effective the same day. Mr. Mathys’ resignation relates primarily to the Company’s failure to obtain funding under a Subscription Agreement dated September 16, 2005.”

NOTE 7 – Contingent Liabilities Regarding GreenTree Agreement

The Management takes the position that the Company assumed no liabilities, known or unknown, in the GreenTree Agreement. Marc Mathys disagrees and also claims that GreenTree’s receivables were not transferred to the Company. Legal counsel is being sought to resolve the issue.

As of December 31, 2005, the Company has recognized some liabilities it claims it does not owe as well as the receivables Marc Mathys claims are not the Company’s, the net of which approximates $680,000 liabilities over what management believes the GreenTree Agreement states. In contrast, Marc Mathys believes the GreenTree Agreement requires the Company to assume approximately $578,000 more in liabilities over what is recognized in the financial statements as of June 30, 2005 as well as in these financial statements as of December 31, 2005.

Management and Marc Mathys are negotiating to resolve these matters. Management is of the opinion that the Company is presently recognizing in these financial statements the maximum it will ultimately owe Marc Mathys and his entitites.

GreenTree has not paid Tech Spray, L.P., a supplier, for $226,000 in raw material product purchased near the end of June 2005. This vendor filed a complaint in Delaware seeking collection against GreenTree. GreenTree claims the debt is owed by the Company, while the Company claims it is owed by GreenTree. Both GreenTree and the Company acknowledge the money is owed; each claiming it is the responsibility of the other. The entire amount due is recognized as part of the accounts payable by the Company and is part of the $680,000 the Company believes is not its responsibility to pay.

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

The first matter deals with sixteen containers, which have been used in the Company’s operations. Green Tree represented to the Company that GreenTree owned the containters and sold the containers to the Company as part of an asset sale. However, Mitchell Container Services, Inc. has filed a lawsuit in Delaware, which may now be in a default judgment, demanding $22,000 in back rents and other related costs to collection of the same as well as an additional funds to buy out the containers, for a total of $46,235.50.

The second matter stems from a series of violations identified by the Environmental Protection Agency (“EPA”). The EPA has proposed a series of penalties totaling approximately $105,000. These proposed penalties are filed against GreenTree LLC and Marc Mathys personally. The Company is not named in the EPA complaint. The proposed penalties relate to violations which occurred and were remedied prior to 2005, before the Company took control over the GreenTree Assets.

“Note 8 – Other Matters

The Company recently received a request from the Securities & Exchange Commission (“SEC”) to provide the SEC selected information including financial information relating to the general ledger. The Company is in the process of complying with this request.”

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

GENERAL

Nano Chemical Systems Holdings, Inc., a Nevada corporation, was incorporated on July 30, 1999 under the name “Heritage Scholastic Corporation.” Prior to conducting its current operations, the Company was engaged in the business of publishing and distributing supplemental history textbooks for grades K through 12. However, on January 27, 2005, pursuant to a Stock Purchase and Share Exchange Agreement (the “Share Exchange Agreement”) between Heritage Scholastic Corporation, Nano Chemical Systems, Inc., a Nevada corporation (“NCS”), and the shareholders of NCS, Heritage Scholastic Corporation issued 9,000,000 shares of its issued and outstanding stock to the shareholders of NCS in exchange for 100% of the issued and outstanding stock of NCS. As a result of the Share Exchange Agreement, NCS became a wholly-owned subsidiary of Heritage Scholastic Corporation. In connection with the Share Exchange Agreement, on February 15, 2005, Heritage Scholastic Corporation changed its name from Heritage Scholastic Corporation to Nano Chemical Systems Holdings, Inc. (hereinafter the “Company”). To date we, have devoted most of our efforts to developing our business plan, generating a demand for our products, and raising working capital through equity financing. Our ability to generate revenues is primarily dependent upon our ability to cost-effectively and efficiently develop and market our proprietary products, and successfully service of our present customers. During the next six to twelve months of operations our priorities are to:

1.	implement a marketing strategy to reach our target markets;

2.	develop and strengthen our strategic relationships with suppliers and distributors;

3.	respond to competitive developments in the marketplace;

4.	establish the brand identity of our proprietary products; and

5.	continue to service our present customer base.

“The Company currently manufactures and sells aerosol-delivered janitorial and industrial products, waxes, lubricants, and polishes to other companies, which those companies then sell under their own brand-names. The Company also has its own line of branded products. Management believes that the Company can employ its excess production capacity to combine its aerosol operations with nanotechnology in order to bring to market aerosol-delivered nanoparticle products.”

In order to make the most efficient use of the capital available to us, we plan to conduct a limited research and development program for new products that will attempt to take advantage of nano-particulate enhancement. In particular, the Company has a line of solvents, penetrating oils, glass cleaners, and polishes for automobiles which will benefit from the inclusion of nano-particulates.

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

“The Company is primarily dependent upon six large customers and operates in a highly competitive environment. One of these six customers, Pioneer Manufacturing, Inc. provides the majority of the Company’s sales. The loss of this major customer could have a negative impact on the future operations of the Company.”

RESULTS OF OPERATIONS - QUARTER ENDING December, 2005 AND 2004

For the quarter ending December 31, 2005, we had losses totaling $233,924 compared to losses of $77,286 for the same period in 2004. This increase of $156,638 is primarily attributed to a $212,932 decrease in sales. Since inception to December 31, 2005, we had losses totaling $1,684,535. As we implement our business plan, we believe our revenues should increase consistently. By focusing our efforts on limiting general and administrative expenses as we increase revenue, we expect to increase our net income.

Cost of revenue generally includes costs associated with direct costs of materials. Cost of revenue for the three months ended December 31, 2005 was $147,887 compared to $211,933 for the same period in 2004. The decrease in cost of revenue was generally attributed to a decrease in sales. We expect that this figure will increase significantly as we implement our business plan and increase production of our products.

Research and development expenses, which primarily consist of costs associated with the Company’s development or acquisition of new products, was $16,500 for the three months ended December 31, 2005, compared to $-0- for the same period in 2004. The increase in research and development expense was largely attributed to initiating work on the new nanomaterials products.

Selling, general, and administrative expense were $196,724 for the three months ended December 31, 2005, compared to $209,523 for the same period in 2004. The net decrease was primarily attributed to a reduction in personnel in administration. We expect that this figure will increase as the Company implements its business plan. We expect this increase to take the form of increased wages and employee expenses, sales and marketing expense, and other general and administrative expenses; however, we intend to ensure that any increase in the aforementioned expenses remains commensurate with an increase in revenues.

Interest expense for the three month period ended December 31, 2005 was $26,601, compared to $-0- for the same period in 2004. These increases were primarily due the Green Tree Note, described below in “Financing.”

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash, cash equivalents, and investments amounted to $136,686 December 31, 2005. The net cash provided by the Company’s operating activities was $89,637 and $52,916 for the quarters ended as of December 31, 2005 and 2004, respectively. Net cash provided by financing activities, which is primarily due to major shareholder capital contributions and a note payable, amounted to $40,530 for the quarter ended December 31, 2005, compared to $100,137 used in the quarter ended December 31, 2004.

As of February 21, 2006, we had cash on hand of approximately $35,000 which is sufficient to satisfy our operating requirements through March 1, 2006. To satisfy our operating requirements through March 31, 2006 we estimate that we will need an additional $500,000. If we do not generate revenues or secure debt or equity financing before the end of March 31, we anticipate that we will be unable to sustain our current level of operations and may have to cut back or shut down our operations at that time.

The Company’s actual future capital requirements in 2006 and beyond will depend, however, on many factors, including customer acceptance of the Company’s current and potential products, continued progress in the Company’s research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company’s manufacturing capabilities and to market and sell the Company’s products. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the continued service of existing customers.

FINANCING

On March 15, 2005, the Company issued a promissory note in the principal amount of One Million and No/100 Dollars ($1,000,000) to the Company’s largest shareholder, Green Tree Spray Technologies, LLC, a Delaware limited liability company (the “GreenTree Note”). The GreenTree Note was issued as part of the consideration under the Asset Purchase Agreement dated March 15, 2005, by and between GreenTree Spray Technologies, LLC and the Company. The GreenTree Note requires quarterly interest payments at 8% per annum with a final balloon payment equal to all remaining outstanding principal and interest due on March 15, 2007. The GreenTree Note is secured by certain assets of the Company. The Company has not made the required quarterly interest payments under the GreenTree Note, and therefore, is currently in default under GreenTree Note.

Should events arise that make it appropriate for the Company to seek additional financing, it should be noted that additional financing may not be available on acceptable terms or at all, and any such additional financing could be dilutive to the Company’s stockholders. Such a financing could be necessitated by such things as the loss of existing customers, currently unknown capital requirements in light of the factors described above, new regulatory requirements that are outside the Company’s control; or various other circumstances coming to pass that are currently not anticipated by the Company.

We compete or may compete against entities which are much larger than we are, have more extensive resources than we do, and have an established reputation and operating history. Because of their size, resources, reputation, history and other factors, certain of our competitors may be able to exploit acquisition, development, and joint venture opportunities more rapidly, easily or thoroughly than we can. In addition, potential customers may choose to do business with our more established competitors, without regard to the comparative quality of our products, because of their perception that our competitors are more stable, are more likely to complete various projects, are more likely to continue as a going concern, and lend greater credibility to any joint venture.

GOING CONCERN

The Company in acquiring the assets of GreenTree Spray Technologies also took over its going forward operations. However, the financial statements present the results of operations of GreenTree Spray Technologies as a “reverse merger” instead of the prior financial statements of the Company. The Company continues to show losses and limited working capital. The Company’s independent auditors have identified a substantial doubt about our ability to continue as a going concern. Without additional funding, management believes the Company may have to scale down more or close it doors to operations by the end of April. Management has succeeded to obtain some funding and anticipates receiving additional funding needed to continue as a going concern and to expand its operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make significant estimates and judgments which affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock Based Compensation. In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, “Accounting for Stock-Based Compensation.” We adopted SFAS No. 123 in 1999. We have elected to measure compensation expenses for our stock-based employee compensation plans using the intrinsic value method prescribed by APB Opinion 25, “Accounting for Stock Issued to Employees.” We have valued our stock, stock options, and warrants issued to non-employees at fair value in accordance with the accounting prescribed in SFAS No. 123, which states that all transactions in which goods or services are received for the issuance of equity instruments shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. SFAS No. 123 was revised in 2004. SFAS 123R is effective Dec. 2005 with earlier application acceptable. The company will remain under SFAS 123 and APB 25 through June 30, 2006.

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s quarter ended December 31, 2005, the Company’s Chief Executive Officer and Chief Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the Matter of Nano Chemical Systems Holdings, Inc., (SF-2982). On January 26, 2006, the Company received a subpoena from the U.S. Securities and Exchange Commission (the “SEC”) requesting production of documents relating to, among other things, the Heritage Share Exchange, the GreenTree asset purchase, issuances of stock, press releases, filings under the Securities Exchange Act of 1934, employees, and investors. The Company intends to cooperate fully with the SEC and is preparing a response.

In conjunction with the following pending legal matters management believes that there is a remote possibility that the Company may be held liable to pay damages and/or fines alleged or assessed against GreenTree Spray Technologies, LLC as a result of its acquisition of certain assets of GreenTree. Management believes that these legal matters as not obligations of the Company and therefore no amounts pursuant to the following legal matters have been recognized in the financial statements incorporated into this Form 10-QSB for these contingent liabilities.

In the Matter of: Marc Mathys d/b/a GreenTree Spray Technologies, LLC, U.S. EPA Docket Number RCRA-03-2005-0191, pending before Administrative Law Judge Carl Charneski. On June 30, 2005, the Environmental Protection Agency filed a complaint against Marc Mathys d/b/a GreenTree Spray Technologies, LLC (“GreenTree”), seeking fines of $103,738.00 for violations of the Resource Conservation and Recovery Act (RCRA), 42 U.S.C. Sections 6901 et seq. The complaint is divided into seven counts as follows: 1) owning and/or operating a hazardous waste storage facility without a permit or interim status, 2) failure to keep hazardous waste containers closed, 3) failure to provide workers with hazardous waste training, 4) inadequate contingency plan, 5) failure to conduct weekly inspections, 6) inadequate 2003 annual report, and 7) improper management of universal waste lamps. The conduct complained of has been corrected since 2004. The EPA has named Mr. Mathys individually, because it alleges that the violations complained of occurred before the formation of GreenTree Spray Technologies, LLC. Director of Research and Development at GreenTree, via a response to the complaint, has admitted GreenTree’s guilt as to most of the violations. The Company does not believe that it is liable for these civil fines, and is of the opinion that payment of any fines is the responsibility of the parties who operated the plant at the time of the alleged violations. Furthermore, the Company believes that the parties who operated the plant at the time of the alleged violations are contractually bound to indemnify the Company against any environmental liability assessed against the Company.

Mitchell Container Services, Inc. v. GreenTree Spray Technologies, LLC, Case No. 2005-04-094, pending before the Court of Common Pleas of the State of Delaware in New Castle County. On April 6, 2005, Mitchell Container filed an action for replevin of fourteen separate 550 gallon steel containers leased to GreenTree Chemical Technologies, Inc. The plaintiff claims that GreenTree Spray Technologies, LLC had wrongfully taken possession of the containers, which GreenTree Chemical Technologies, Inc. had no right to sell. No representative from GreenTree Spray Technologies, LLC responded to the plaintiff’s complaint, and the plaintiff has requested that a default judgment of $46,235.50 be entered against GreenTree Spray Technologies, LLC. The Company is in possession of the containers.

Tech Spray, L.P. v. GreenTree Spray Technologies, LLC, Case No. 093670-00-C, pending before the 251st District Court of Potter County Texas. On August 24, 2005, Tech Spray, L.P. filed an action to recover $226,149.00 it claims it is owed by GreenTree Spray Technologies, LLC for a delivery of 37,590 pounds of compressed gas. The plaintiff has also requested a grant of attorney’s fees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On November 13, 2005, Nano Chemical Systems Holdings, Inc. (the “Company”) received a letter from Marc Mathys whereby he resigned as a director of the Company, effective immediately. Mr. Mathys’ resignation relates primarily to the Company’s failure to obtain funding under a Subscription Agreement dated September 16, 2005.

Mr. Mathys has been supplied with this disclosure of his resignation and has provided a letter commenting on the disclosure, which is attached as Exhibit 99.3 to this Form 10-QSB.

Unresolved Staff Comments

On May 18, 2005, the Company received a letter from the U.S. Securities and Exchange Commission (“SEC”) commenting on the Company’s Schedule 14f-1 filed with the SEC on May 11, 2005. All of the comments remain unresolved. The comments address omission of: (1) pursuant to Item 6(e) of Schedule 14A, disclosure of the identity of the persons who handed over control of the Company to the owners of GreenTree Spray Technologies, (2) pursuant to Item 403 of Regulation S-B, provision of the address for each shareholder in the table detailing security ownership of certain beneficial owners and management, (3) pursuant to Item 7(d) of Schedule 14A, a statement on whether the registrant has the committees listed in said Item and provide the disclosure required by Item 401(e) of Regulation S-B, (4) a clarification of which disclosures satisfy the requirements of Items 7 and 8 of Schedule 14A, (5) pursuant to Item 401(a) of Regulation S-B, an adequate description of the business experience during the last five years of the designees to serve on the Company’s board of directors, and (6) the disclosure required by Item 405 of Regulation S-B. Additionally, the SEC requested that the Company delete a disclaimer regarding the accuracy or completeness of information provided by officer designees.

Supplemental Disclosures

The aggregate fees billed by Madsen & Associates CPAs, Inc. for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended June 30, 2005 was $46,000.00. The aggregate fees billed by Madsen & Associates CPAs, Inc. for professional services rendered for the review of the Company’s financial statements included in the Company’s Form 10-QSB for the periods ended March 31, 2005 were $5,300.

The aggregate fees billed by Nation Smith Hermes Diamond, P.C. for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended June 30, 2004 was $34,000.00.

ITEM 6. EXHIBITS

Exhibit
3.1	Articles of Incorporation of Nano Chemical Systems Holdings, Inc., previously filed as Exhibit 3.a. to the Company’s Form 10SB12G, filed with the Securities and Exchange Commission on September 12, 2002, are hereby incorporated herein by reference.

3.2	Amendment to Articles of Incorporation of Nano Chemical Systems Holdings, Inc., previously filed as Exhibit 3.b. to the Company’s Form 10SB12G, filed with the Securities and Exchange Commission on September 12, 2002, are hereby incorporated herein by reference.

3.3	By-Laws of Nano Chemical Systems Holdings, Inc., previously filed as Exhibit 3.c. to the Company’s Form 10SB12G, filed with the Securities and Exchange Commission on September 12, 2002, are hereby incorporated herein by reference.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	GreenTree Agreement, previously filed as Exhibit 2.2 to the Company’s Form 8-K, filed with the Securities and Exchange Commission on March 3, 2005, is hereby incorporated herein by reference.

*99.2	Resignation of Marc Mathys as director.

*99.3	Letter from Marc Mathys regarding disclosure of his resignation as director in this Form 10-QSB.

*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

By:	/s/ James Ray
James Ray
President and Chief Executive Officer
March 2, 2006

By:	/s/ Tina Dennis
Tina Dennis, Chief Financial Officer
(Principal Financial and Accounting Officer)
March 2, 2006