Form 10QSB
period 2006-03-31
NANO CHEMICAL SYSTEMS HOLDINGS, INC.
filed 2006-05-15
CIK 1172324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 00-26067

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

The number of shares outstanding of the Registrant’s common stock as of May 15, 2006 was 54,439,571.

Transitional Small Business Disclosure Format:

Yes  ☐    No  ☒

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheet as at March 31, 2006 (unaudited)	4

	Statement of Operations for the Nine Months Ended March 31, 2006 and March 31, 2005 (unaudited) and the Three Months Ended March 31, 2006 and March 31, 2005 (unaudited)	5

	Statement of Cash Flows for the Nine Months Ended March 31, 2006 and March 31, 2005 (unaudited)	6

	Statement of Changes in Stockholders’ Equity from September 1, 2003 (Inception) through the Nine Months Ended March 31, 2006	8

	Notes to Financial Statements	9

Item 2.	Management’s Discussion and Analysis or Plan of Operation	17

Item 3.	Controls and Procedures	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 5.	Other Information	25

Item 6.	Exhibits and Reports on Form 8-K	26

SIGNATURES		27

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Nano Chemical Systems Holdings, Inc., a Nevada corporation, and its subsidiary and predecessors unless otherwise indicated. Unaudited, interim, condensed, consolidated financial statements including a balance sheet for the Company as of the period March 31, 2006, and statements of operations, and statements of cash flows, for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 1 through 13 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying consolidated interim unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended June 30, 2005. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter and period ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ended June 30, 2006. The financial statements are presented on the accrual basis.

[THIS SPACE LEFT BLANK INTENTIONALLY]

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED BALANCE SHEET

(CONDENSED INTERIM FINANCIAL STATEMENTS)

AS OF MARCH 31, 2006

ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$405,802
Accounts Receivable, Net of Allowance for Uncollectibles	235,564
Inventory	737,204
Prepaid Expenses	60,469

Total Current Assets	1,439,039

PROPERTY & EQUIPMENT
Property and Equipment	432,179
(Less) Accumulated Depreciation	(231,735)

Total Property & Equipment	200,444

OTHER ASSETS
Utility Deposit	12,000
Formulas & Patents, Net of Accumulated Amortization	46,324

Total Other Assets	58,324

Total Assets	$1,697,807

LIABILITIES

CURRENT LIABILITIES:
Accounts payable	$796,788
Accrued payroll	56,350
Due to related parties	303,310

Total Current Liabilities	1,156,448

LONG-TERM DEBT
Note payable - related party	1,333,000

Total Liabilities	2,489,448

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock - $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—
Common stock, - $.001 par value, 100,000,000 shares authorized, 52,049,491 shares issued and outstanding	52,049

Additional paid-in capital	1,157,679

Accumulated (Deficit)	(2,001,369)

Net Stockholders’ Equity (Deficiency)	(791,641)

Total Liabilities & Equity (Deficiency)	$1,697,807

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(CONDENSED INTERIM FINANCIAL STATEMENTS)

FOR THE THREE AND NINE MONTHS ENDING MARCH 31,

	THREE MONTHS		NINE MONTHS
	2006	2005	2006	2005
SALES	$193,234	$384,894	$1,022,625	$1,402,793

COST OF DIRECT MATERIALS	140,042	250,717	687,083	957,795

MARGIN AFTER DIRECT COST OF MATERIALS	53,192	134,177	335,542	444,998

ALL OTHER OPERATING EXPENSES
Plant Salaries, labor and Employee payroll taxes and benefits	66,145	103,565	273,484	284,031
Plant rent, utilities, depreciation, and other plant overhead	74,818	35,155	268,653	207,696
Administrative Costs, including Compensation and Benefits	202,462	45,699	369,211	142,875

TOTAL ALL OTHER OPERATING EXPENSES	343,425	184,419	911,348	634,602

OPERATING INCOME (LOSS)	(290,233)	(50,242)	(575,806)	(189,604)

OTHER INCOME (EXPENSE):
Interest income	—	—	—	—
Interest (expense)	(26,601)	—	(79,819)	—
Other Income (expense)	—	20	2,887	4,373

NET OTHER INCOME (EXPENSE):	(26,601)	20	(76,932)	4,373

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(316,834)	(50,222)	(652,738)	(185,231)

PROVISION FOR INCOME TAX	—	—	—	—

NET INCOME (LOSS)	$(316,834)	$(50,222)	$(652,738)	$(185,231)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK (000 OMITTED)	49,835	10,416	50,413	16,554

See Notes To Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONDENSED INTERIM FINANCIAL STATEMENTS)

FOR THE NINE MONTHS ENDING MARCH 31,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(652,738)	$(185,231)
Adjustments to reconcile net (loss) to net cash from (to) operating activities:
Stock Issued for Services	—	—
Depreciation Property & Equipment	59,310	37,500
Amortization Patents & Formulas	3,676	—
Changes in operating assets and liabilities which increase (decrease) cash flow:
Accounts Receivable	87,447	35,314
Inventory	173,259	117,001
Prepaid Expenses	—	—
Accounts Payable and accrued expenses	294,552	(45,483)

Net cash provided (used) from operating activities	(34,494)	(40,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital (Outlays)/Disposals - net	(1,029)	(184)
Other Assets	—	(850)
Investment in Subsidiary Nano Chemical Systems, Inc.	—	—

Net cash provided (used) from investing activities	(1,029)	(1,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Related Parties	103,310	—
Term note due to major shareholder	—	—
Owner contributes to Company in acquisition of GreenTree	—	—
Stock sales for cash	330,467	—

Net cash provided (used) from financing activities	433,777	—

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	398,254	(41,933)

CASH AND CASH EQUIVALENTS - Beginning of Period	7,548	80,756

CASH AND CASH EQUIVALENTS - End of Period	$405,802	$38,823

See Notes to Unaudited Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONDENSED INTERIM FINANCIAL STATEMENTS)

FOR THE NINE MONTHS ENDING MARCH 31,

	2006	2005
SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
Interest	$79,819	$—
Taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:

Acquisition of Nano Chemnical Systems, Inc., a subsidiary Stock issued for assets (formulas)	$—	$50,000

Asset purchase acquiring selected assets and liabilities of GreenTree LLC in a reverse merger acquisition
Stock issued	$—	$133,333
Note payable to GreenTree LLC (Marc Mathys)	$—	$1,333,000
Elimination of part of the debts and advances of Marc Mathys and affiliates in the asset purchase and ongoing operations	$—	$577,595
Contribution to paid in capital in excess of par	$—	$695,928

See Notes to Unaudited Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FROM SEPTEMBER 1, 2003 (INCEPTION) TO YEAR ENDING JUNE 30, 2005 (AUDITED)

AND FOR THE NINE MONTHS ENDING MARCH 31, 2006 (UNAUDITED)

	Common Stock Par Value $0.001		Paid In Excess of Par	Owner’s Capital Pre Merger	Accumulated (Deficit)	Net Equity (Deficiency)
	Shares	Amount
Balance - September 1, 2003	—	$—	$—	$—	$—	$—
Owner’s investment				1,584,666		1,584,666
(Loss) for Period September 1, 2003 (Inception) to June 30, 2004 (Year End) (10 Months)					(785,474)	(785,474)

Balance - June 30, 2004	—	—	—	1,584,666	(785,474)	799,192
Common Stock Issued prior to the change of control of the Company on January 27, 2005 when previously known as Heritage Scholastic Corp.
Not part of the change in control	5,551,000	5,551	(5,551)			—
Part of the change in control	25,928,500	25,928	(25,928)			—
Common stock issued on January 27, 2005 in exchange for Nano Chemical Systems, Inc., a wholly owned subsidiary	36,000,000	36,000	14,000		—	50,000
Stock returned from the January 27, 2005 ownership change of 61,928,500 shares of previously issued and newly issued stock	(49,926,500)	(49,926)	49,926	—	—	—
First phase in purchase of a portion of the assets and customer base of GreenTree Spray Technologies, Inc. on March 15, 2005
Stock issued	24,000,000	24,000	76,000	(100,000)		—
Note issued to owner				(1,000,000)		(1,000,000)
Second phase completing the passing all of the assets and operations of GreenTree Spray Technologies, Inc. into the Company on June 30, 2005
Stock issued	8,000,000	8,000	25,333	(33,333)		—
Note issued to owner				(333,000)		(333,000)
Debt GreenTree Spray retained				577,595		577,595
Reclassify rest of Owner’s Capital			695,928	(695,928)		—
(Loss) for the fiscal year					(563,157)	(563,157)

Balance - June 30, 2005	49,553,000	49,553	829,708	—	(1,348,631)	(469,370)
(Loss) for the period					(101,980)	(101,980)

Balance - September 30, 2005	49,553,000	$49,553	$829,708	$—	$(1,450,611)	$(571,350)
(Loss) for the period					(233,924)	(233,924)

Balance - December 31, 2005	49,553,000	$49,553	$829,708	$—	$(1,684,535)	$(805,274)
Stock issued for cash	2,496,491	2,496	327,971			330,467
(Loss) for the period					(316,834)	(316,834)

Balance - March 31, 2006	52,049,491	$52,049	$1,157,679	$—	$(2,001,369)	$(791,641)

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED INTERIM

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2006

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

The Company has authorized 100,000,000 shares of common stock, par value of $0.001, with 52,049,491 shares issued and outstanding as of March 31, 2006. In addition, the Company has authorized 20,000,000 shares of preferred stock, par value of $0.001, none of which is issued or outstanding. Rights of preferred stock will be defined before or when issuance on such stock occurs.

Refer to the Note for “Related Party Transactions” for significant ownership and control, and to Note for “Financial Condition and Going Concern” as to the change in management.

ACQUISITION OF ASSETS AND OPERATIONS OF GREENTREE SPRAY TECHNOLOGIES, LLC

Pursuant to an Asset Purchase Agreement between the Company and GreenTree Spray Technologies, LLC, a Delaware limited liability company (“GreenTree”) hereinafter referred to as the “GreenTree Asset Purchase Agreement,” or the “GreenTree Agreement”, the Company purchased the manufacturing assets, technical know-how, proprietary chemical formulae, and other assets and forward going operations of GreenTree in exchange for 32,000,000 shares of its restricted common stock and a promissory note in the principal amount of $1,333,000 (the “GreenTree Note”). The GreenTree Note requires quarterly interest accrued at 8% per annum with a final balloon payment equal to all remaining outstanding principal and interest due on March 31, 2007. Certain assets of the Company secure the GreenTree Note. The GreenTree Asset Purchase Agreement took effect over two phases. The first phase encompassed approximately 75% of the assets and operations on March 15, 2005, and the second phase brought in the balance of the assets and operations on June 30, 2005.

This agreement brought about a merger referred to as a “reverse acquisition” as discussed further in this footnote. For purposes of simplicity, the entire acquisition is recognized as of March 31, 2006.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED INTERIM

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2006

Refer also to other Notes discussing this purchase from GreenTree Agreement.

Financial reporting of Company treated as a “reverse acquisition”

The Subsidiary, Nano Chemical Systems, Inc., owns two patent applications it acquired for a value of $50,000. The Company is seeking funding to develop these patents, while at present it has no operations. The rest of the Company and its operations are operated under the Company and come from the GreenTree Asset Agreement.

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

(b) – Income Taxes

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED INTERIM

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2006

temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. Due to the GreenTree Agreement, the Company underwent an ownership change as defined in Section 382 of the Internal Revenue Code. Refer to the Note on “GreenTree Agreement.” Of the $1,685,000 accumulated losses of the Company, only $450,000 is available to the Company as a net operating loss carry forward useable through June 30, 2026. No income tax benefit is recognized in the financial statements, as it is not known whether such losses will be applied in the future.

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

Since June 30, 2005, the Company has appointed James Ray as the new Chief Executive Officer (“CEO”), and Marc Mathys has resigned as a member of the Board of Directors. Under the direction of James Ray, new management has concluded that a more effective marketing approach is needed to increase the operations and to turn the Company into a profitable operation. The Company plans to begin efforts to develop a marketing arm for the Company once additional funding is obtained. The plant can handle much more volume in its existing plant configuration.

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

On March 15, 2005, the Company and GreenTree Spray Technologies, LLC (“GreenTree”), owned 100% by Marc Mathys, entered into an Asset Purchase Agreement (“GreenTree Agreement”) buying approximately 75% of all of the assets and ongoing operations of GreenTree in exchange for a $1,000,000 promissory note bearing 8% accrued interest with the entire amount due on March 31, 2007 and for 24,000,000 newly issued restricted shares of common stock of the Company valued at $100,000. On June 30, 2005, the remaining balance of the assets and ongoing

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED INTERIM

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2006

operations completed the asset purchase in exchange for an additional $330,000 promissory note and 8,000,000 shares of common stock of the Company valued at $33,333. This totals $1,333,000 for the note payable to GreenTree, as a related party, and $133,333 for the fair value of the stock issued. The debt obligation is secured by the assets transferred, or its equivalent thereafter, as outlined in the Security Agreement. The Company has not made the required quarterly interest payments under the GreenTree Note, and therefore, is currently in default under the GreenTree Note. Currently, $79,819 in accrued interest is payable and is included as part of the $303,310 Due to Related Parties on the Balance Sheet as of March 31, 2006.

The excess paid over the recorded value of the assets, including the $133,333 fair value for the common stock issued, is considered intangible assets, including goodwill. However, in a “reverse acquisition,” the excess rather than recognize it as “intangible assets” is recognized as an offset in equity. This is as per the guidelines set forth by the Staff of the Securities and Exchange Commission (“SEC”). In dealing with “reverse acquisitions,” the Staff of the SEC takes the position that a “reverse acquisition” is a restructuring of the ownership and equity of the Company, not a purchase, and therefore, it does not fall under the guidelines of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FASB 141”). FASB 141 recognizes an asset purchase as a business combination and requires an entity to record the asset purchase as a purchase, wherein the Company then assigns the fair value as the amount to record the value of assets on the financial statements at the point of purchase. Consequently, FASB 141, which would recognize goodwill and intangibles, does not get recognized in this form of an asset purchase under the guidelines of the Staff of the SEC. These financial statements follow the guidelines of the Staff of the SEC.

NOTE 5 - GreenTree Initial Asset Value & its Affect on the Financial Statements

Marc Mathys purchased the assets of GreenTree from an unrelated third party company effective September 1, 2003 for $300,000 plus additional amounts he had to pay over the next few months to keep selected vendors supplying raw materials and selected other creditors to continue providing needed services and facilities. This increased his actual purchase price to approximately $365,000. He did not buy the predecessor’s company nor assume their position. Rather, he acquired it as an asset purchase. He did buy and use the predecessor’s computer software and accounting system that has remained in place to do the accounting even as of March 31, 2006.

When GreenTree was originally acquired the assets of the predecessor company, effective September 1, 2003, by Marc Mathys, the assets were recorded at the value as carried on the predecessor company’s records. As this was at the predecessor’s cost, or what was thought at the time to be the estimated market value on the date of purchase by Marc Mathys, then this accounting treatment approximated fair value at the date of purchase. This does not conform to the accounting requirements as promulgated by FASB No. 141, effective after June 30, 2001, which requires virtually all business combinations be accounted for based on the values exchanged; i.e., the purchase method of accounting (recording what you paid for the assets, not what they may be worth).

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED INTERIM

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2006

GreenTree recorded its assets at the value as carried on the predecessor company’s records, which approximated $1,100,000, or approximately $735,000 more than cost. The Company in developing the financial statements concluded that the spirit of FASB No. 141 is best served to have comparable statements of operations at the sacrifice of using the purchase method of accounting. So, rather than recognize a “built in gain” in the statement of operations, this difference of approximately $735,000 has been removed from the statement of operations and instead placed in the balance sheet as part of “Owner’s Capital Pre Merger” as recognized on the Statement of Stockholders’ Equity. Management is of the opinion that the accounting treatment reporting the assets at the predecessor’s cost more uniformly recognizes revenues and expenses in a more consistent light than if the purchase method of accounting had been used. The method used more clearly reflects the results of operations for each year ending June 30, 2004 and 2005 and each corresponding quarter therein, thus allowing one to more clearly see the results of operations in a consistent and more meaningful manner than would otherwise be reported. It also reflects more clearly the overall results of operations and asset values on a consistent basis, taking into consideration the required method of accounting to recognize the asset purchase of the assets from GreenTree by the Company on March 15, 2005 and completed on June 30, 2005 as discussed in the prior Note “GreenTree Agreement.”

The only difference in comparing the assets from September 1, 2003 (date of inception), which is not using the purchase price, and as recognized as of June 30, 2005, which uses the purchase price, is the values assigned to property and equipment. The Company has elected accelerated depreciation methods to more quickly bring the two methods into compliance with each other. Management estimates that the net asset value of property and equipment at March 31, 2006 is approximately $75,000 greater using the predecessor’s basis over what the purchase method of accounting would reflect. All other assets as of March 31, 2006 are at cost, as the flow through of the costs established at September 1, 2003 have long since passed through the accounting in the financial statements. Again, these “built in gains, “ or differences, are not recognized in the statements of operations, but rather are recognized in one step in the statement of stockholders’ equity as part of the initial balance of “Owner’s Capital Pre Merger,” except for the additional depreciation expense recognized through the statement of operations of approximately $66,700 for the ten months ended June 30, 2004 and of approximately $67,100 for the fiscal year ended June 30, 2005, and of approximately $52,000 for the nine months ended March 31, 2006.

NOTE 6 – Related Parties

As of March 31, 2006, four shareholders own the controlling interest in the Company, namely:

Marc Mathys	32,000,000 shares, or 61.5% interest
Treya, Inc.	8,000,000 shares, or 15.4% interest
Katrina Cleburn	4,000,000 shares, or 7.7% interest

As of March 31, 2006, one individual not listed above controls approximately 5,300,000 stock options he can exercise at $0.10 per share. As of May 8, 2006, he has exercised none of the stock options. A dispute has arisen concerning the viability and transferability of the stock options as well as the number of stock options available. The parties have requested a legal opinion from the Company attorney to help resolve this matter. This matter remains unresolved.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED INTERIM

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2006

Marc Mathys and his related companies (GreenTree LLC and Harvard Chemical) combined are owed by the Company at least $1,333,000 plus accrued interest at 8% since around March 15, 2005. Refer to Note on “Contingent Liability Regarding GreenTree Agreement” for further explanation regarding this matter.

The $1,333,000 note payable plus accrued interest is due March 31, 2007. The $1,333,000 note amount is reported as a long-term debt even though it is due one year from March 31, 2006. Management is of the opinion that for the time being it should remain reporting as a long-term debt rather than as a current liability because there remains an unresolved dispute between the Company and the related party creditor. The resolution of this dispute most likely will alter the terms and amount of the note to a more favorable position for the Company. In addition, the note payable, in Management’s opinion, does not adequately address what happens in the event the note goes into default or is not paid off when due. The note holder has resigned from management as an officer and as a director of the Company and presently does not participate in the operations and activities of the Company.

NOTE 7 – Contingent Liabilities Regarding GreenTree Agreement

In the GreenTree Agreement, the Management takes the position that the Company assumes no liabilities, both known and unknown. Marc Mathys, who has since resigned as an officer and director of the Company even though he remain as the majority shareholder, disagrees and also indicates the receivables did not go to the Company. Legal counsel is being sought to resolve the issue, which remains unresolved as of May 9, 2006.

As of March 31, 2006, the Company has recognized some liabilities it claims it does not owe as well as the receivables Marc Mathys claims are not the Company’s, the net of which approximates $680,000 liabilities over what management believes the GreenTree Agreement states. In contrast, Marc Mathys believes the GreenTree Agreement requires the Company to assume approximately $578,000 more in liabilities over what is recognized in the financial statements as of June 30, 2005 as well as in these financial statements as of March 31, 2006.

Management and Marc Mathys continue negotiating how to resolve these matters. Management is of the opinion that the Company is presently recognizing in these financial statements the maximum it will ultimately owe Marc Mathys and his entities.

GreenTree has not paid Tech Spray, L.P., a supplier, for $226,000 in raw material product purchased the end of June 2005. The vendor filed a complaint in Delaware seeking collection against GreenTree as well as Marc Mathys personally. GreenTree claims the debt is owed by the Company, while the Company claims it is owed by Marc Mathys, d.b.a. GreenTree. Both GreenTree and the Company acknowledge the money is owed; each claiming it is the responsibility of the other. The entire amount due is recognized as part of the accounts payable by the Company and is part of the $680,000 the Company believes is not its responsibility to pay.

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

MARCH 31, 2006

The first matter deals with sixteen containers used in the operations that GreenTree understood and said it owned. However, Mitchell Container Services, Inc. has filed a lawsuit in Delaware which may now be in a default judgment, demanding $22,000 in back rents and other related costs to collect and another $26,000 to buy out the containers, for a total of $48,000.

The second matter stems from a series of violations identified by the Environmental Protection Agency (“EPA”). The EPA has proposed a series of penalties totaling approximately $105,000. These proposed penalties EPA has filed against GreenTree LLC and Marc Mathys personally. The Company is not named in the EPA complaint. The proposed penalties relate to violations occurring prior to 2005, and have nothing to do with the time since the Company took over the operations of GreenTree.

NOTE 8 – Equity

During the quarter ended March 31, 2006 the Company completed three stock subscription agreements executed under Regulation S Stock Purchase Agreement. As further discussed under Note “Subsequent Events,” a total of 2,496,491 new shares of common stock were issued for $330,467.

NOTE 9 – SEC Investigation of the Company

During the quarter ended March 31, 2006 the Company received a subpoena issued by the Securities and Exchange Commission (“SEC”) asking for certain data, documents, and depositions dealing primarily with the acquisitions and ownership changes of the Company since 2004 and forward. Management is of the opinion that it has provided all that the SEC has requested and intends to remain totally cooperative with the requests of the SEC. The current status of this investigation is unknown by the Company.

NOTE 10 – Subsequent Events

On April 20, 2006 the Company incorporated SeaSpray Aerosol, Inc. in the State of Delaware. This wholly owned subsidiary is created to house the operations of the Company rather than have the operations in the Company. Management anticipates this new wholly owned subsidiary will be up and functioning before June 30, 2006.

An additional 2,390,080 shares of common stock have been issued for $256,372 since March 31, 2006 up to and including May 8, 2006. No additional shares of stock have been issued since then to the date of the filing of the March 31, 2006 Form 10-QSB.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED INTERIM

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2006

As of May 8, 2006, the Company had three (3) Regulation S Stock Purchase Agreements in place (Subscription Agreements), with only the subscription agreement effective February 28, 2006 as active. This subscription agreement authorizes the sale of stock at 32% of the previous day’s last trade price for a maximum of $2,000,000. As of May 9, 2006 this subscription agreement has sold 4,886,571 shares for a total of $586,839. The other two subscription agreements, dated December 16, 2005 for 4,455,310 shares at $0.38 per share, and the other also dated December 16, 2005 for 4,455,310 shares at $.038 per share, remain inactive as of May 8, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INFORMATION RELATED TO FORWARD LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”), we are hereby providing cautionary statements identifying important factors which could cause our actual results to differ materially from those projected in forward-looking statements made herein. Any statements which express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on our expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents we have filed with the Securities and Exchange Commission. Many of these factors are beyond our control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

Nano Chemical Systems Holdings, Inc., a Nevada corporation, was incorporated on July 30, 1999 under the name “Heritage Scholastic Corporation.” Prior to conducting its current operations, the Company was engaged in the business of publishing and distributing supplemental history textbooks for grades K through 12. However, on January 27, 2005, pursuant to a Stock Purchase and Share Exchange Agreement (the “Share Exchange Agreement”) between Heritage Scholastic Corporation, Nano Chemical Systems, Inc., a Nevada corporation (“NCS”), and the shareholders of NCS, Heritage Scholastic Corporation issued 36,000,000 shares of its issued and outstanding stock to the shareholders of NCS in exchange for 100% of the issued and outstanding stock of NCS. As a result of the Share Exchange Agreement, NCS became a wholly-owned subsidiary of Heritage Scholastic Corporation. In connection with the Share Exchange Agreement, on February 15, 2005, Heritage Scholastic Corporation changed its name from Heritage Scholastic Corporation to Nano Chemical Systems Holdings, Inc. (hereinafter the “Company”). To date we have devoted most of our efforts to developing our business plan, generating a demand for our products and raising working capital through equity financing. Our ability to generate revenues is primarily dependent upon our ability to cost-effectively and efficiently develop and market our proprietary products and successfully service our present customers. During the next six to twelve months of operations our priorities are to:

1.	implement a marketing strategy to reach our target markets;

2.	develop and strengthen our strategic relationships with suppliers and distributors;

3.	respond to competitive developments in the marketplace;

4.	establish the brand identity of our proprietary products; and

5.	continue to service our present customer base.

The Company currently manufactures and sells aerosol-delivered janitorial and industrial products, waxes, lubricants, and polishes to other companies, which those companies then sell under their own brand-names. The Company also has its own line of branded products. Management believes that the Company can employ its excess production capacity to combine its aerosol operations with nanotechnology in order to bring to market aerosol-delivered nanoparticle products.

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

We plan to use the nanomaterials and titanium dioxide technology to produce titanium dioxide nanoparticles. Titanium dioxide nanoparticles and other products we intend to initially produce with the nanomaterials and titanium dioxide technology generally must be customized for a specific application working in cooperation with the end-user. We are still testing and customizing our titanium dioxide nanoparticle products for various applications and have no long-term agreements with end-users to purchase any of our titanium dioxide nanoparticle products. We may be unable to recoup our investment in the nanomaterials and titanium dioxide technology and nanomaterials and titanium dioxide equipment for various reasons, including the following:

1.	products utilizing our titanium dioxide nanoparticle products, most of which are in the research or development stage, may not be completed or, if completed, may not be readily accepted by expected end-users;

2.	we may be unable to customize our titanium dioxide nanoparticle products to meet the distinct needs of potential customers;

3.	potential customers may purchase from competitors because of perceived or actual quality or compatibility differences;

4.	our marketing and branding efforts may be insufficient to attract a sufficient number of customers; and

5.	because of our limited funding, we may be unable to continue our development efforts until a strong market for nanoparticles develops.

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

The Company is primarily dependent upon six large customers and operates in a highly competitive environment. One of these six customers, Pioneer Manufacturing, Inc., provides the majority of the Company’s sales. The loss of this major customer would have a negative impact on the future operations of the Company.

RESULTS OF OPERATIONS—QUARTER ENDING MARCH 31, 2006 AND 2005

For the nine months ended March 31, 2006, we had losses totaling $652,738 compared to losses of $185,231 for the same period in 2005. This increased loss of $467,507 is primarily attributed to a $380,168 decrease in sales. Since inception to March 31, 2006, we had losses totaling $2,001,369. For the quarter ended March 31, 2006, we had losses totaling $316,834 compared to losses of $50,222 for the same period in 2005. As we implement our business plan, we believe our revenues should increase consistently. By focusing our efforts on limiting general and administrative expenses as we increase revenue, we expect to establish net income.

Cost of revenue generally includes costs associated with direct costs of materials. Cost of revenue for the nine months ended March 31, 2006 was $687,083 compared to $957,795 for the same period in 2005. For the quarter ended March 31, 2006, we had costs totaling $140,042 compared to costs of $250,717 for the same period in 2005. The decrease in cost of revenue was generally attributed to a decrease in sales. We expect that this figure will increase significantly as we implement our business plan and increase production of our products.

Research and development expenses, which primarily consist of costs associated with the Company’s development or acquisition of new products, was $46,800 for the nine months ended March 31, 2006, compared to $-0- for the same period in 2005. For the quarter ended March 31, 2006, we had costs totaling $46,800 compared to costs of $-0- for the same period in 2005. The increase in research and development expense was largely attributed to initiating work on the new nanomaterials products.

Selling, general, and administrative expense were $911,348 for the nine months ended March 31, 2006, compared to $634,602 for the same period in 2005. For the quarter ended March 31, 2006, we had costs totaling $343,425 compared to costs of $189,419 for the same period in 2005. The increase was primarily attributed to an increase in legal and accounting fees and costs. We expect that selling, general and administrative expenses will increase as the Company implements its business plan. We expect this increase to take the form of increased wages and employee expenses, sales and marketing expense, and other general and administrative expenses; however, we intend to ensure that any increase in the aforementioned expenses remains commensurate with an increase in revenues.

Interest expense for the nine month period ended March 31, 2006 was $79,819, compared to $0 for the same period in 2005. These increases were due to the GreenTree Note, described below in “Financing.”

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash, cash equivalents, and investments amounted to $405,802 as of March 31, 2006. The net cash used by the Company’s operating activities was $34,494 and $40,899 for the nine months ended as of March 31, 2006 and 2005, respectively. Net cash provided by financing activities, which is primarily due to major shareholder capital contributions and a note payable, amounted to $437,777 for the nine months ended March 31, 2006, compared to $0 used in the quarter ended March 31, 2005.

As of May 10, 2006, we had cash on hand of approximately $95,193 which is sufficient to satisfy our operating requirements through May 31, 2006. To satisfy our operating requirements through June 30, 2006 we estimate that we will need an additional $100,000. If we do not generate revenues or secure debt or equity financing before the end of June 30, 2006, we anticipate that we will be unable to adequately package and sell the nano enhanced products that are being developed by our Research and Development department.

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

FINANCING

On June 30, 2005, the Company completed the issuance of a promissory note in the principal amount of One Million Three Hundred Thirty Three Thousand and No/100 Dollars ($1,333,000) to the Company’s largest shareholder, Green Tree Spray Technologies, LLC, a Delaware limited liability company (the “GreenTree Note”). The GreenTree Note was issued as part of the consideration under the Asset Purchase Agreement dated March 15, 2005, by and between GreenTree Spray Technologies, LLC and the Company. The GreenTree Note requires quarterly interest payments at 8% per annum with a final balloon payment equal to all remaining outstanding principal and interest due on March 15, 2007. The GreenTree Note is secured by certain assets of the Company. The Company has not made the required quarterly interest payments under the GreenTree Note, and therefore, is currently in default under the GreenTree Note.

On February 28, 2006, we entered into a Regulation S Stock Purchase Agreement (“Stock Purchase Agreement”) with Xtera Establishment Corporation, a Panamanian company (“Xtera”). Under the Stock Purchase Agreement, Xtera may, at its discretion, periodically purchase shares of our common stock for a total purchase price of up to $2,000,000. For each share of common stock purchased under the Stock Purchase Agreement, Xtera will pay us 32% of the previous day’s trading price of our common stock, as reported on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded. Xtera will notify us of its desire to purchase shares of our common stock by sending us a written purchase notice, which notice shall set forth the number of shares Xtera desires to purchase and the total consideration due to us. To date, we have sold 4,886,571 shares of our common stock to Xtera and have received proceeds of $586,839 under the Stock Purchase Agreement. There can be no assurance that Xtera will purchase any additional shares of our common stock under the Stock Purchase Agreement.

On December 15, 2005, we entered into two Stock Purchase and Subscription Agreements with Mercatus & Partners, LP (“Mercatus”) (collectively, the “Mercatus Agreements”). Under each Mercatus Agreement, Mercatus may purchase 4,455,310 shares of our common stock at $.38 per share. Each Mercatus Agreement provides Mercatus up to thirty (30) days to purchase our common stock. If we do not receive payment for the common stock within thirty (30) days from the date of execution of the Mercatus Agreements, we may demand that the shares be returned to us. As of the date of this filing, the Company has not received any funding under either Mercatus Stock Purchase Agreement and there can be no assurance that the Company will ever receive any proceeds under either Mercatus Stock Purchase Agreement.

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

GOING CONCERN

From our inception on September 1, 2003 through March 31, 2006, we have incurred operating losses of $2,001,369. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses. Our independent auditors have issued a going concern qualification in their report dated October 8, 2005, which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there can be no assurance that we will generate sufficient revenues from the services offered by us to operate at a profit or pay expenses.

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

Stock Based Compensation. In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe that it will impact the company’s overall results of operations and financial position.

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

Revenue Recognition. The Company expects our primary source of revenue to come from the sales of our products. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the service has been performed, the fee is fixed and determinable, and collectibility is probable.

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

ITEM 3. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, not effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files or submits under the Exchange Act within the time periods specified in the Commission’s rules and forms.

Historically, the Company has not had a formal system of controls and procedures due to the fact that the Company is small in size and has had limited operations. Currently, management, with the oversight of the Principal Executive Officer and Principal Financial Officer, is devoting considerable effort to developing and implementing a formal system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s quarter ended March 31, 2006, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the Matter of Nano Chemical Systems Holdings, Inc., (SF-2982). On January 26, 2006, the Company received a subpoena from the U.S. Securities and Exchange Commission (the “SEC”) requesting production of documents relating to the following matters: (i) the Stock Purchase and Share Exchange Agreement with Heritage Scholastic Corporation; (ii) the Asset Purchase Agreement with GreenTree Spray Technologies, LLC; (iii) our issuance of stock to various investors; (iv) our issuance of press releases; and (v) our filings under the Securities Exchange Act of 1934. The Company has responded to the subpoena and intends to cooperate fully with the SEC in this matter.

In conjunction with the following pending legal matters, management believes that there is a remote possibility that the Company will be held liable to pay damages and/or fines alleged or assessed against GreenTree Spray Technologies, LLC (“GreenTree”) as a result of its acquisition of certain assets of GreenTree. Although management believes that these legal matters are not obligations of the Company, it has reserved sufficient amounts to discharge the obligations owed to Tech Spray in the event the Company is found legally responsible for these matters. No amounts have been reserved in the financial statements included in this 10-QSB for the action brought by the Environmental Protection Agency against Marc Mathys or for the action brought by Mitchell Container against GreenTree.

In the Matter of: Marc Mathys d/b/a GreenTree Spray Technologies, LLC, U.S. EPA Docket Number RCRA-03-2005-0191, pending before Administrative Law Judge Carl Charneski. On June 30, 2005, the Environmental Protection Agency filed a complaint against Marc Mathys d/b/a GreenTree Spray Technologies, LLC (“GreenTree”), seeking fines of $103,738.00 for violations of the Resource Conservation and Recovery Act (RCRA), 42 U.S.C. Sections 6901 et seq. The complaint is divided into seven counts as follows: 1) owning and/or operating a hazardous waste storage facility without a permit or interim status, 2) failure to keep hazardous waste containers closed, 3) failure to provide workers with hazardous waste training, 4) inadequate contingency plan, 5) failure to conduct weekly inspections, 6) inadequate 2003 annual report, and 7) improper management of universal waste lamps. The conduct complained of has been corrected since 2004. The EPA named Mr. Mathys individually because it alleges that the violations complained of occurred before the formation of GreenTree Spray Technologies, LLC. The director of Research and Development at GreenTree, via a response to the complaint, has admitted GreenTree’s guilt as to most of the violations. The Company does not believe that it is liable for these civil fines, and is of the opinion that payment of any fines is the responsibility of the parties who operated the plant at the time of the alleged violations. Furthermore, the Company believes that the parties who operated the plant at the time of the alleged violations are contractually bound to indemnify the Company against any environmental liability assessed against the Company.

Mitchell Container Services, Inc. v. GreenTree Spray Technologies, LLC, Case No. 2005-04-094, pending before the Court of Common Pleas of the State of Delaware in New Castle County. On April 6, 2005, Mitchell Container filed an action for replevin of fourteen separate 550 gallon steel containers leased to GreenTree Chemical Technologies, Inc. The plaintiff claims that GreenTree Spray Technologies, LLC had wrongfully taken possession of the containers, which GreenTree Chemical Technologies, Inc. had no right to sell. No representative from GreenTree Spray Technologies, LLC responded to the plaintiff’s complaint, and the plaintiff has obtained a default judgment of $46,235.50 against GreenTree Spray Technologies, LLC. The Company is in possession of the containers.

Tech Spray, L.P. v. GreenTree Spray Technologies, LLC, Case No. 093670-00-C, pending before the 251st District Court of Potter County Texas. On August 24, 2005, Tech Spray, L.P. filed an action to recover $226,149.00 it claims it is owed by GreenTree Spray Technologies, LLC for a delivery of 37,590 pounds of compressed gas. The court granted summary judgment in favor of Tech Spray against GreenTree. The plaintiff recently named the Company as a defendant in this matter. The Company answered the complaint on April 3, 2006.

In addition to the foregoing proceedings, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Other than those proceedings described above, neither the Company nor our property is a party to any known proceeding that a governmental authority is contemplating.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2006, we entered into a Regulation S Stock Purchase Agreement (“Stock Purchase Agreement”) with Xtera Establishment Corporation, a Panamanian company (“Xtera”). Under the Stock Purchase Agreement, Xtera may, at its discretion, periodically purchase shares of our common stock for a total purchase price of up to $2,000,000. For each share of common stock purchased under the Stock Purchase Agreement, Xtera will pay us 32% of the previous day’s trading price of our common stock, as reported on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded. Xtera will notify us of its desire to purchase shares of our common stock by sending us a written purchase notice, which notice shall set forth the number of shares Xtera desires to purchase and the total consideration due to us. To date, we have sold 4,886,571 shares of our common stock to Xtera and have received proceeds of $586,839 under the Stock Purchase Agreement. There can be no assurance that Xtera will purchase any additional shares of our common stock under the Stock Purchase Agreement.

On December 15, 2005, we entered into two Stock Purchase and Subscription Agreements with Mercatus & Partners, LP (“Mercatus”) (collectively, the “Mercatus Agreements”). Under each Mercatus Agreement, Mercatus may purchase 4,455,310 shares of our common stock at $.38 per share. Each Mercatus Agreement provides Mercatus up to thirty (30) days to purchase our common stock. If we do not receive payment for the common stock within thirty (30) days from the date of execution of the Mercatus Agreements, we may demand that the shares be returned to us. As of the date of this filing, the Company has not received any funding under either Mercatus Stock Purchase Agreement and there can be no assurance that the Company will ever receive any proceeds under either Mercatus Stock Purchase Agreement.

With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the “1933 Act”), and Regulation S promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding us and our business so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was a non “U.S. Person” as defined in Regulation S of the 1933 Act and otherwise had the requisite sophistication to make an investment in our securities.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

On March 15, 2005, the Company issued a promissory note in the principal amount of One Million Three Hundred Thirty Three Thousand and No/100 Dollars ($1,333,000) to the Company’s largest shareholder, GreenTree Spray Technologies, LLC, a Delaware limited liability company (the “GreenTree Note”). The GreenTree Note was issued as part of the consideration under that certain Asset Purchase Agreement dated March 15, 2005, by and between GreenTree Spray Technologies, LLC and the Company. The GreenTree Note requires quarterly interest payments at 8% per annum with a final balloon payment equal to all remaining outstanding principal and interest due on March 15, 2007. The GreenTree Note is secured by certain assets of the Company. The Company has not made the required quarterly interest payments under the GreenTree Note, and therefore, is currently in default under the GreenTree Note.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On February 24, 2006, Dr. David Tomanek resigned as a member of the Company’s Board of Directors. Based upon written correspondence received from Dr. Tomanek, which correspondence has been filed as Exhibit 17.1 to this filing, the Company believes that Dr. Tomanek resigned for the following reasons:

1.	Dr. Tomanek believes that the Company undertook corporate action without his approval in October 2005.

2.	Dr. Tomanek believes that the Company owes him compensation for scientific consulting services.

3.	Dr. Tomanek objected to the association of his likeness with the Company’s products.

The Company reluctantly accepted Dr. Tomanek’s resignation on April 20, 2006 at a meeting of the Company’s Board of Directors.

On April 20, 2006, at a meeting of the Company’s Board of Directors, the Company’s sole remaining director, Henry Simpson, increased the number of seats on the Company’s Board of Directors from three to four and appointed Mr. James Ray, Ms. Tina Dennis and Ms. Shannon Norwood to fill the three remaining vacant seats. Mr. Ray currently serves as the Company’s Chief Executive Officer. Ms. Dennis currently serves as the Company’s Chief Financial Officer. Ms. Shannon Norwood currently serves as the Company’s Vice President of Marketing and Sales. There were no transactions during the last two fiscal years, and there are no proposed transactions, that involve amounts in excess of $60,000 between the aforementioned individuals and the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
3.0	Articles of Incorporation of Nano Chemical Systems Holdings, Inc., previously filed as Exhibit 3.a. to the Company’s Form 10-SB, filed with the Securities and Exchange Commission on September 12, 2002, are hereby incorporated herein by reference.

3.1	Amendment to Articles of Incorporation of Nano Chemical Systems Holdings, Inc., previously filed as Exhibit 3.b. to the Company’s Form 10-SB, filed with the Securities and Exchange Commission on September 12, 2002, are hereby incorporated herein by reference.

3.2	By-Laws of Nano Chemical Systems Holdings, Inc., previously filed as Exhibit 3.c. to the Company’s Form 10-SB, filed with the Securities and Exchange Commission on September 12, 2002, are hereby incorporated herein by reference.

*10.1	Regulation S Stock Purchase Agreement dated February 28, 2006 by and between Nano Chemical Systems Holdings, Inc., Xtera Establishment Corporation, and Omega Financial Services, LLC.

*10.2	SICAV One Securities Purchase Agreement dated December 16, 2005 by and between Nano Chemical Systems Holdings, Inc., and Mercatus & Partners, LP.

*10.3	SICAV Two Securities Purchase Agreement dated December 16, 2005 by and between Nano Chemical Systems Holdings, Inc., and Mercatus & Partners, LP.

*17.1	Letter of Resignation of Director

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*32.2	Certification of the Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

By:	/s/ James Ray
James Ray
President and Chief Executive Officer

By:	/s/ Tina Dennis
Tina Dennis,
Treasurer and Chief Financial Officer (Principal Financial Officer)