Form 10KSB
period 2006-06-30
NANO CHEMICAL SYSTEMS HOLDINGS, INC.
filed 2006-10-25
CIK 1172324

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Common Stock

(Title of Class)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)     Yes  ☐    No  ☒

The issuer’s revenues for its most recent fiscal year were $1,226,982. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of October 11, 2006 is $8,786,334. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant’s common stock as of October 11, 2006 was 56,577,988.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

2006 FORM 10-KSB

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

REORGANIZATION OF OPERATIONS

On April 20, 2006 the Company incorporated SeaSpray Aerosol, Inc. (“Sea Spray”) in the State of Delaware. This wholly-owned subsidiary was created to house the aerosol operations of the Company. Formerly, the Company directly operated its aerosol business. Sea Spray is currently active. Ownership of the Company’s intellectual property remains in the Company’s subsidiary Nano Chemical Systems, Inc.

PRODUCTS AND CUSTOMERS

The Company currently manufactures and sells aerosol-delivered janitorial and industrial products, waxes, lubricants, and polishes to other companies, which those companies then sell under their own brand-names. The Company also has its own line of branded products. The Company is primarily dependent upon four large customers and operates in a highly competitive environment. One of these four customers, Pioneer Manufacturing, Inc., provides the majority of the Company’s sales. The loss of this major customer would have a negative impact on the future operations of the Company.

Management believes that the Company could possibly employ its excess production capacity to combine its aerosol operations with nanotechnology in order to bring to market aerosol-delivered nanoparticle products. In applications, nanomaterials can offer advantages such as improved performance, increased marketability, and/or the development of new products or processes. Additionally, often only minute quantities of material are required to obtain the desired performance because of a tremendous increase in surface area per unit of mass.

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

In order to make the most efficient use of the capital available to us, we are conducting a limited research and development program for new products that will attempt to take advantage of nano-particulate enhancement. In particular, the Company has a line of solvents, penetrating oils, glass cleaners, and polishes for automobiles which could benefit from the inclusion of nano-particulates. Additionally the company is engaged in research to produce a material which may find application in mold and fungus control.

We desire to use nanomaterials and titanium dioxide technology to produce titanium dioxide nanoparticles. We have not produced any nanoparticles or other products using our nanomaterials and titanium dioxide technology and equipment on a commercial basis. Our actual costs of production, or those of any licensees, may exceed those of competitors. Even if our costs of production are lower, competitors may be able to sell titanium dioxide and other products at a lower price than is economical for us or our licensees.

Titanium dioxide nanoparticles and other products we intend to initially produce with the nanomaterials and titanium dioxide technology generally must be customized for a specific application working in cooperation with the end-user. We are still testing and customizing our titanium dioxide nanoparticle products for various applications and have no long-term agreements with end-users to purchase any of our titanium dioxide nanoparticle products. We may be unable to recoup our investment in the nanomaterials and titanium dioxide technology and nanomaterials and titanium dioxide equipment for various reasons, including the following:

1.	products utilizing our titanium dioxide nanoparticle products, most of which are in the research or development stage, may not be completed or, if completed, may not be readily accepted by expected end-users;

2.	we may be unable to customize our titanium dioxide nanoparticle products to meet the distinct needs of potential customers;

3.	potential customers may purchase from competitors because of perceived or actual quality or compatibility differences;

4.	our marketing and branding efforts may be insufficient to attract a sufficient number of customers;

5.	because of our limited funding, we may be unable to continue our development efforts until a strong market for nanoparticles develops;

6.	some environmental groups have expressed concerns as to the safety of nanoparticle-enhanced products, which could dampen the market for such products or lead to burdensome governmental regulation.

Some potential products we are researching are as follows:

1)	A Temporary Tagging Paint product which allows temporary marking in a fluorescent color, for approximately one hour, after which the markings fade. The product would employ chemiluminesence, a cold chemical process, which mimics that of a firefly. Development work is planned to (a) extend the product to multiple colors, (b) to increase the effective time to two hours and make it less dependent on ambient temperature, and (c) provide a method of accelerating the removal of the marking. The Company intends to file a patent application for this product.

2)	A UV Protection for Fabric product using nanoparticles of titanium dioxide to absorb damaging ultra-violet radiation. This product has been prototyped and tested for effectiveness. Just as sunscreens have an SPF rating system, fabrics have a rating system measured in UPF. The

Company plans to offer the UV Protection of Fabric product with a UPF of 30 for moderate protection and with a UPF of 45 for a high level of protection to the person wearing the clothing. The Company had filed a patent application for this product, which subsequently lapsed. The Company plans to refile a patent application soon.

3)	A Friction-Reducing Lubricant has been planned but has not yet been formulated or prototyped. This product is planned to be a new, composite lubricant designed to reduce friction and wear and to increase load-bearing capacity by incorporating “nano-ball bearings” into hydrocarbon lubricants such as motor oil in a proprietary formulation.

The Company believes that, if developed, the Friction Reducing Lubricant could complement the Company’s own aerosol-delivered nano-products. The Company has developed and successfully passed testing of a conventional lubrication product.

4)	The Company has a Mold/Fungus Control product in concept and hopes to prototype the product in the coming year. Mold and fungus are significant problems on the interior surfaces of living spaces and shorten the useful lives of roofs in the southern United States. Management believes that a nanoparticle-enhanced product which could both remove and prevent mold and fungus could be developed. There are significant EPA hurdles for any product with mold claims, including prior testing and registration. Currently, the Company has retained a researcher at Northwestern University in Chicago to test this product.

The Company is in the process of developing individual names for each product and a corporate brand identity for this family of products to support marketing and sales. Management believes that no government approval is required before launching of most of these products, since the products are principally reformulations of chemicals which are not currently under EPA or other government pre-sale registration requirements.

Research and development expenses, which primarily consist of costs associated with the Company’s development or acquisition of new products, increased to approximately $110,000 in 2006, compared to $97,000 in 2005. The increase in research and development expenses was largely attributed to initiating work on new nanomaterials products. None of the costs for research and development was passed on to customers. The Company plans to increase expenditures for research and development to twenty percent of sales. The Company is primarily dependent upon four large customers and operates in a highly competitive environment.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

The Company is in the process of gathering its proprietary technology for filing patent applications. Such patent applications may include:

-	Enhanced Petroleum Based Aliphatic Hydrocarbons Lubricant Through the Addition and Dispersion of Inorganic Fullerene-like Nano-spheres

-	Nano Polymeric Encapsulation of Reactant to Modulate Chemo-Fluorescent Reaction to Extend the Life of Marking Paint

These two potential applications would cover technology for manufacturing the Friction Reduced Lubricant and Temporary Tagging Paint products. The former product utilizes nano-spheres, acting as nanometer-scale ball bearings, to improve lubricants’ performance. The latter product could allow marking of surfaces for a period of approximately two hours, after which the marking disappears. The Company anticipates that these products could have significant economic value when sold, however, there can be no assurance that there is any value to the potential applications, that the technology will be marketable, or that there will be any market for the products created from these technologies.

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

COMPETITION

Within the aerosol market, the Company faces current and potential competition from many advanced materials and chemical companies and suppliers of traditional materials. In many markets, the Company’s competitors are larger and more diversified than the Company. With respect to traditional suppliers, however, the Company competes against lower priced traditional materials where the benefits of using nanomaterials do not always outweigh their typically higher costs.

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

GOVERNMENT REGULATION

The manufacture and use of certain of the Company’s products are subject to governmental regulations, specifically those administered by the Environmental Protection Agency. In addition, the Company’s facilities and all of its operations are subject to the plant and laboratory safety requirements of various occupational safety and health laws. To date, other than creating additional expense due to their reach and complexity, those regulations have not materially restricted or impeded operations. The costs of compliance with federal and state regulations amount to approximately $50,000 per year.

EMPLOYEES

On June 30, 2006, the Company had approximately 15 employees, of which ten were full time employees and five were temporary employees. The Company has no collective bargaining arrangements.

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-KSB may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases a 36,000 square foot facility, which includes a laboratory, a production area, and 3,870 square feet of office space. The facility is located at 105 Park Avenue, Seaford, Delaware 19973. The property is in good condition. Management feels that its insurance on the plant property is adequate. Formerly, pursuant to the GreenTree Asset Purchase Agreement, the Company agreed to sublease the property from GreenTree and to assume and pay for 75% of GreenTree’s existing lease commitments for its industrial plant. The Company no longer subleases its manufacturing and office space. The Company’s subsidiary, SeaSpray, has since directly assumed the lease of the property.

SeaSpray leases the plant from Park Avenue Associates, a Delaware limited liability company. The lease payments for the upcoming fiscal year will total $138,180 per year, with a two and one-half percent (2.5%) increase per year thereafter, with the lease terminating on August 31, 2010. There is no additional renewal term. The lease can enter default for nonpayment of rent, violation of a lease term, or abandonment of the property. SeaSpray may use the property for any lawful purpose, but must notify Park Avenue Associates if the facility is used for anything other than aerosol production.

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

In conjunction with the following pending legal matters, management believes that there is a remote possibility that the Company will be held liable to pay damages and/or fines alleged or assessed against GreenTree Spray Technologies, LLC (“GreenTree”) as a result of its acquisition of certain assets of GreenTree. Although management believes that these legal matters are not obligations of the Company, it has reserved sufficient amounts to discharge the obligations owed to Mitchell Container and Tech Spray in the event the Company is found legally responsible for these matters. No amounts have been reserved in the financial statements included in this 10-KSB for the action brought by the Environmental Protection Agency against Marc Mathys.

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

YEAR 2005	High Price	Low Price
Quarter Ended June 30, 2006	$1.05	$0.31
Quarter Ended March 31, 2006	$0.94	$0.30
Quarter Ended December 31, 2005	$1.80	$0.48
Quarter Ended September 30, 2005	$2.50	$0.89
Quarter Ended June 30, 2005	$3.45	$1.55
Quarter Ended March 31, 2005	$2.40	$0.25
Quarter Ended December 31, 2004	$2.70	$0.20
Quarter Ended September 30, 2004	$0.25	$0.16

(b)	HOLDERS OF COMMON STOCK

As of October 11, 2006, we had approximately 211 holders of record of our common stock. This number does not include beneficial owners whose securities are held by brokers or in street name.

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

Equity Compensation Plan Information

Plan Category	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	5,300,000	*	$0.10	4,700,000
Equity compensation plans not approved by shareholders	-0-		-0-	-0-
TOTAL	5,300,000	*	$0.10	4,700,000

*	The Company declared a 4-1 forward split of its common stock on February 7, 2005. Immediately before the forward stock split, the Company had 2,500,000 stock options authorized and 1,325,000 stock options issued and outstanding, which could be exercised at $0.10 per share. As a result of the forward split, the 1,325,000 stock options issued and outstanding increased to 5,300,000 stock options and the number of stock options authorized increased to 10,000,000. As a result of the forward split, the exercise price of the options should have been reduced to $0.025 per share. However, the Company and the holders of the options have agreed that the exercise price shall remain $0.10. All of the issued and outstanding options described in the table above were held by one individual, who has since attempted to assign them to new holders. The options are not exerciseable for freely-trading shares, since the holding period for the option shares begins upon exercise of the options.

RECENT SALES OF UNREGISTERED SECURITIES

Under the Xtera Stock Purchase Agreement (described below under the heading “Financing”), over the course of the quarter ended June 30, 2006 the Company sold 3,306,068 shares of its common stock in transactions which were not registered under the Securities Act. With respect to the sale of unregistered securities referenced above, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 (the “1933 Act”), and Regulation S promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding us and our business so as to make an informed investment decision. More specifically, we had a reasonable basis to believe that each purchaser was a non “U.S. Person” as defined in Regulation S of the 1933 Act and otherwise had the requisite sophistication to make an investment in our securities.

The Company received $349,143 for these shares.

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

In order to make the most efficient use of the capital available to us, we plan to conduct a limited research and development program for new products, which will attempt to take advantage of nano-particulate enhancement. In particular, the Company has a line of solvents, penetrating oils, glass cleaners and polishes for automobiles which could benefit from the inclusion of nano-particulates. See Item 1, Description of Business, for more information on the Company’s research and development expenditures.

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

We have experienced a loss from operations in every fiscal year since our inception. Our losses from operations were $1,224,660 in 2006. We will continue to experience a net operating loss at least until the application of our nanomaterials and titanium dioxide technology begin generating revenues in excess of our operating expenses, which may never occur. Even if any or all applications of the nanomaterials and titanium dioxide technology begin generating such revenues, the revenues may not exceed our costs of production and operating expenses. We may not ever realize a profit from operations.

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

We plan to use the nanomaterials and titanium dioxide technology in conjunction with our current proprietary formulations to create new, nano-enhanced products. We are still testing and customizing our titanium dioxide nanoparticle products for various applications and have no long-term agreements with end-users to purchase any of our titanium dioxide nanoparticle products. We may be unable to recoup our investment in the nanomaterials and titanium dioxide technology and equipment for various reasons, including the following:

•	products utilizing our titanium dioxide nanoparticle products, most of which are in the research or development stage, may not be completed or, if completed, may not be readily accepted by expected end-users;

•	we may be unable to customize our titanium dioxide nanoparticle products to meet the distinct needs of potential customers;

•	potential customers may purchase from competitors because of perceived or actual quality or compatibility differences;

•	our marketing and branding efforts may be insufficient to attract a sufficient number of customers; and

•	because of our limited funding, we may be unable to continue our development efforts until a strong market for nanoparticles develops;

•	even if laboratory testing proves successful, we may be unable to protect our intellectual property from piracy;

•	the manufacture of nanoparticles is complex and may prove to be probibitively expensive or dangerous; and

•	some environmental groups have expressed concerns as to the safety of nanoparticle-enhanced products, which could dampen the market for such products or lead to burdensome governmental regulation.

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

RESULTS OF OPERATIONS - YEAR ENDING JUNE 30, 2006 AND 2005

For the year ending June 30, 2006, we had losses totaling $1,224,660 compared to losses of $563,157 for the same period in 2005. This increased loss of $661,503 is primarily attributed to lower gross sales, leaving fixed costs as a higher percentage of sales. Since inception to June 30, 2006, we had losses totaling $2,573,291. By focusing our efforts on limiting general and administrative expenses as we increase revenue, we expect to generate net income.

Costs of goods sold generally include costs associated with direct costs of materials. Costs of materials sold decreased to $978,697 in 2006, compared to $1,357,813 in 2005. The decrease was generally attributed to a large decrease in sales. We expect that this figure will increase significantly as we implement our business plan and increase production of our products.

Research and development expenses, which primarily consist of costs associated with the Company’s development or acquisition of new products, increased to approximately $110,000 in 2006, compared to $97,000 in 2005. The increase in research and development expenses was largely attributed to initiating research on the new nano materials products.

Plant wages, selling, general, and administrative expenses increased to $1,324,249 in 2006, compared to $1,136,663 in 2005. The net increase was primarily attributed to general price increases. We expect that this figure will increase as the Company implements its business plan. We expect this increase to take the form of increased wages and employee expenses, sales and marketing expenses, and other general and administrative expenses. Administrative costs increased from $265,779 in 2005 to $558,368 in 2006.

Interest expenses increased to $106,420 in 2006, compared to $23,333 in 2005. This increase was primarily due to increased amounts due under the GreenTree Note (described below).

We impaired our patents during 2006 for the remaining net book value of $45,588 because our original patent applications were allowed to expire, thus becoming public domain.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash, cash equivalents and investments amounted to $279,566 on June 30, 2006, compared to $7,548 on June 30, 2005. The net cash used in the Company’s operating activities was $654,500 and $447,185 for the years ended June 30, 2006 and 2005, respectively. Net cash provided by investing activities, which is due to an increase in prepaid expenses, amounted to $3,241 for the year ended June 30, 2006 compared to $2,209 of net cash used in investing activities for the year ended June 30, 2005. Net cash provided by financing activities, which is primarily due to major shareholder capital contributions and a note payable, amounted to $923,277 for the year ended June 30, 2006, compared to $376,185 for the year ended June 30, 2005.

As of October 13, 2006, we had cash on hand of approximately $15,000, which is sufficient to satisfy our operating requirements through October 31, 2006. To satisfy our operating requirements through December 31, 2006, we estimate that we will need an additional $200,000. If we do not generate revenues or secure debt or equity financing before October 31, 2006, we will be unable to sustain our current level of operations and may have to cut back or shut down our operations, sell material assets, or enter bankruptcy.

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

On February 28, 2006, we entered into a Regulation S Stock Purchase Agreement (“Stock Purchase Agreement”) with Xtera Establishment Corporation, a Panamanian company (“Xtera”). Under the Stock Purchase Agreement, Xtera may, at its discretion, periodically purchase shares of our common stock for a total purchase price of up to $2,000,000. For each share of common stock purchased under the Stock Purchase Agreement, Xtera will pay us 32% of the previous day’s trading price of our common stock, as reported on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded. Xtera will notify us of its desire to purchase shares of our common stock by sending us a written purchase notice, which notice shall set forth the number of shares Xtera desires to purchase and the total consideration due to us. To date, we have sold 4,886,571 shares of our common stock to Xtera and have received proceeds of $679,610 under the Stock Purchase Agreement. There can be no assurance that Xtera will purchase any additional shares of our common stock under the Stock Purchase Agreement.

On December 15, 2005, we entered into two Stock Purchase and Subscription Agreements with Mercatus & Partners, LP (“Mercatus”) (collectively, the “Mercatus Agreements”). Under each Mercatus Agreement, Mercatus may purchase 4,455,310 shares of our common stock at $0.38 per share. Each Mercatus Agreement provides Mercatus up to thirty (30) days to purchase our common stock. If we do not receive payment for the common stock within thirty (30) days from the date of execution of the Mercatus Agreements, we may demand that the shares be returned to us. As of the date of this filing, the Company has not sold any shares and has not received any funding under either Mercatus Stock Purchase Agreement. The common shares held in escrow number 8,910,620 and are included in the number of shares issued and outstanding on the cover page of this Form 10-KSB. Management believes that it has terminated the Mercatus Agreements, has demanded the return of the shares from escrow, and has placed a stop transfer order on the escrowed shares. Accordingly, the Company has not recognized the escrowed shares as issued and outstanding in the financial statements included in this Form 10-KSB.

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

GOING CONCERN

Due to the Company’s limited working capital, and continued losses, the Company’s independent auditor has identified a substantial doubt about our ability to continue as a going concern (please refer to footnote three of the consolidated financial statements). Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities which may result from the possible inability of the Company to continue as a going concern.

From our inception on September 1, 2003 through June 30, 2006, we have incurred operating losses of $2,573,291. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses. Our independent auditors have issued a going concern qualification in their report dated October 12, 2006 which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there can be no assurance that we will generate sufficient revenues from the services offered by us to operate at a profit or pay expenses. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities which may result from the possible inability of the Company to continue as a going concern.

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

Impairment or Disposal of Long-Lived Assets. In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. The adoption of this Statement is not expected to have a material effect on our financial statements, as we had an impairment for 2006 that would have been recognized even without SFAS 144.

Revenue Recognition. The Company expects our primary source of revenue to come from the sales of our products. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the service has been performed, the fee is fixed and determinable, and collectibility is probable.

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument which is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of this Statement is not expected to have a material effect on our financial statements.

Accounting for Servicing of Financial Assets. Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (SFAS No. 156) simplifies the accounting for servicing assets and liabilities. The adoption of SFAS No. 156 is not anticipated to have an impact on the Company’s Consolidated Financial Statements.

Accounting for Uncertainty in Income Taxes. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) is an interpretation which clarifies FASB Statement No. 109, “Accounting for Income Taxes.” This Statement addresses uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. Any cumulative impact resulting from the adoption of FIN 48 would be recorded as an adjustment to beginning retained earnings. The Company is currently evaluating the impact of FIN 48 on the Company’s Consolidated Financial Statements.

Accounting for Certain Hybrid Financial Instruments. SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS No. 155) addresses the application of beneficial interests in securitized financial assets. The adoption of SFAS No. 155 is not anticipated to have an impact on the Company’s Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

MADSEN & ASSOCIATES CPAs, INC.	684 East Vine St #3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632	Fax 801-262-3978

Board of Directors

Nano Chemical Systems Holdings, Inc.

Seaford, Delaware.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Nano Chemical Systems Holdings, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2006 and 2005, and the results of its consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in the notes to the consolidated financial statements, the Company will need additional working capital for its planned activity and to service its debt. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPAs, Inc.

October 12, 2006

Murray, Utah

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2006

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$279,566
Accounts Receivable	201,001
Inventories	597,140

Total Current Assets	1,077,707

PROPERTY & EQUIPMENT
Property and Equipment	431,149
(Less) accumulated depreciation	(248,029)

Total Property & Equipment	183,120

OTHER ASSETS
Prepaid Expenses	57,227
Utility Deposit	12,000
Formulas & Patents	—

Total Other Assets	69,227

Total Assets	$1,330,054

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

AS OF JUNE 30, 2006

LIABILITIES
CURRENT LIABILITIES:
Accounts Payable	$525,578
Accrued Payroll	8,200
Due to Related Party	477,696
Current Maturities Long Term Debt - Related party	1,333,000
Total current liabilities	2,344,474

LONG-TERM DEBT

Note Payable - Related Party	—

Total Liabilities	2,344,474

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock - $.001 par value, 20,000,000 shares authorized, none issued and outstanding	—

Common stock, - $.001 par value, 100,000,000 shares authorized, 55,355,559 shares issued and outstanding	55,356

Additional paid-in capital	1,503,515

Accumulated (Deficit)	(2,573,291)

Net Stockholders’ Equity (Deficiency)	(1,014,420)

Total Liabilities & Equity (Deficiency)	$1,330,054

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

FROM SEPTEMBER 1, 2003 (INCEPTION) TO YEAR ENDING JUNE 30, 2005

	Common Stock Par Value $0.001		Paid In Excess of Par	Owner’s Capital Pre Merger	Accumulated (Deficit)	Net Equity (Deficiency)
	Shares	Amount
BALANCE - September 1, 2003 (Date of Inception)	—	$—	$—	$—	$—	$—

Owner’s investment				1,584,666		1,584,666

(Loss) for Period September 1, 2003 (Inception) to June 30, 2004 (Year End) (10 Months)					(785,474)	(785,474)

Balance - June 30, 2004	—	—	—	1,584,666	(785,474)	799,192

Common Stock Issued prior to the change of control of the Company on January 27, 2005 when previously known as Heritage Scholastic Corp.
Not part of the change in control	5,551,000	5,551	(5,551)			—
Part of the change in control	25,928,500	25,928	(25,928)			—

Common stock issued on January 27, 2005 in exchange for Nano Chemical Systems, Inc., a wholly owned subsidiary	36,000,000	36,000	14,000		—	50,000

Common stock returned to the Company from the 61,928,500 shares of previously issued stock relating to the January 27, 2005 ownership change. This included both the old and the newly issued shares of stock	(49,926,500)	(49,926)	49,926	—	—	—

First phase in purchase of a portion of the assets and customer base of GreenTree Spray Technologies, Inc. (Owner) on March 15, 2005
Common Stock issued to Owner	24,000,000	24,000	76,000	(100,000)		—
Note payable issued to Owner				(1,000,000)		(1,000,000)

Second phase completing the passing of all assets, some debt, and all operations of GreenTree Spray Technologies, Inc. (Owner) into the Company on June 30, 2005	—
Common stock issued to Owner	8,000,000	8,000	25,333	(33,333)		—
Note payable issued to Owner				(333,000)		(333,000)
Debt Owner retained				577,595		577,595
Reclassify rest of Owner’s Capital			695,928	(695,928)		—
(Loss) for the fiscal year					(563,157)	(563,157)

Balance - June 30, 2005	49,553,000	49,553	829,708	—	(1,348,631)	(469,370)
Common stock issued for cash	5,802,559	5,803	673,807			679,610
(Loss) for the fiscal year					(1,224,660)	(1,224,660)

Balance - June 30, 2006	55,355,559	$55,356	$1,503,515	$—	$(2,573,291)	$(1,014,420)

See Notes to Financial Statements

NANO CHECMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

FOR THE FISCAL YEARS ENDING

	June 30, 2006	June 30, 2005
SALES	$1,226,982	$1,937,363

COST OF MATERIALS	978,697	1,357,813

MARGIN AFTER DIRECT COST OF MATERIALS	248,285	579,550

ALL OTHER OPERATING EXPENSES
Plant Salaries, labor and Employee payroll taxes and benefits	400,276	509,178
Plant rent, utilities, depreciation, and other plant overhead	365,605	361,706
Administrative Costs, including Compensation and Benefits	558,368	265,779

TOTAL ALL OTHER OPERATING EXPENSES	1,324,249	1,136,663

OPERATING INCOME (LOSS)	(1,075,964)	(557,113)

OTHER INCOME (EXPENSE):
Interest (Expense)	(106,420)	(23,333)
Impairment of Patents	(45,588)	—
Interest Income	—	45
Other Income	3,312	17,244

NET OTHER INCOME (EXPENSE):	(148,696)	(6,044)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(1,224,660)	(563,157)
PROVISION FOR INCOME TAX	—	—

NET INCOME (LOSS)	$(1,224,660)	$(563,157)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.02)	$(0.04)

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF COMMON STOCK	51,118,362	15,169,082

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDING JUNE 30,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,224,660)	$(563,157)
Adjustments to reconcile net (loss) to net cash from (to) operating activities:
Stock Issued for Services	—	—
Depreciation & Amortization Prop & Equip	80,017	91,284
Impairment of Patents	45,588
Changes in operating assets and liabilities which increase (decrease) cash flow:
Accounts Receivable	122,011	(57,067)
Inventories	313,323	(127,019)

Accounts Payable	7,521	202,274
Accrued Liabilities	1,700	6,500

Net cash provided (used) from operating activities	(654,500)	(447,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital (Outlays)/Disposals – net	—	(1,359)
Prepaid Expenses	3,241	(850)
Other Assets	—	—
Investment in Subsidary Nano Chemical Systems, Inc.	—	—

Net cash provided (used) from investing activities	3,241	(2,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Company Stock for Cash	679,610
Investment from Related Parties	243,667	376,185
Term note due to major shareholder	—	—

Net cash provided (used) from financing activities	923,277	376,185

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	272,018	(73,209)

CASH AND CASH EQUIVALENTS - Beginning of Period	$7,548	80,757

CASH AND CASH EQUIVALENTS - End of Period	$279,566	$7,548

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDING JUNE 30,

	2006	2005
SUPPLEMENTAL DISCLOSURE

CASH PAID FOR:
Interest	$—	$—
Taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:

STOCK ISSUED FOR:
Services	$—	$—
Acquisition of Nano Chemical Systems, Inc., a subsidiary	$—	$50,000
Asset Purchase from GreenTree Sprays Technologies, LLC	$—	$133,333

ALL OTHER
Transactions dealing with the asset purchase from GreenTree
Sprays Technologies, LLC ("GreenTree")
- Long-term debt assumed by Company for assets received from GreenTree	$—	$1,333,000
- Unanticipated debt Company recognized from the Asset Purchase	$—	$758,585
- GreenTree retained of its own debt from the Asset Purchase	$—	$577,595
- Negative Contributed capital by GreenTree of $695,928 (less) the Accumulated (deficit) brought into Company at that time of $1,225,441	$—	$(529,513)

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 1 – ORGANIZATION, HISTORY, AND BUSINESS ACTIVITY

General

Nano Chemical Systems Holdings, Inc., a Nevada corporation, was incorporated on July 30, 1999 under the name “Heritage Scholastic Corporation.” Prior to conducting its current operations, the Company was engaged in the business of publishing and distributing supplemental history textbooks for grades K through 12. However, on January 27, 2005, pursuant to a Stock Purchase and Share Exchange Agreement (the “Share Exchange Agreement”) between Heritage Scholastic Corporation, Nano Chemical Systems, Inc., a Nevada corporation (“NCS”), and the shareholders of NCS, Heritage Scholastic Corporation issued 36,000,000 new shares to the shareholders of NCS in exchange for 100% of the issued and outstanding stock of NCS.

As a result of the Share Exchange Agreement, NCS became a wholly owned subsidiary of Heritage Scholastic Corporation. In connection with the Share Exchange Agreement, on February 15, 2005, Heritage Scholastic Corporation changed its name from Heritage Scholastic Corporation to Nano Chemical Systems Holdings, Inc. (hereinafter the “Company”).

On or before March 15, 2005, the two new majority shareholders at the time (as of January 27, 2005) returned to the Company 49,926,500 out of 61,928,500 shares of stock they held. In addition, 2,000 shares these majority shareholders had acquired from previous shareholders were never received. These actions left the two new majority shareholders at the time with 12,000,000 shares between the two of them.

The Company has authorized 100,000,000 shares of common stock, par value of $0.001, with 55,355,559 shares issued and outstanding as of June 30, 2006. In addition, the Company has authorized 20,000,000 shares of preferred stock, par value of $0.001, none of which is issued or outstanding. Rights of preferred stock will be defined before or when issuance of such stock occurs.

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

This acquisition if reported in the financial statements as a “reverse acquisition” using a modified basis of predecessor cost. Refer also to other Notes discussing this purchase from GreenTree Agreement.

Nano Chemical Systems, Inc.

Nano Chemical Systems, Inc., a wholly owned subsidiary, owned two patent applications it acquired for a value of $50,000. The original patent applications were allowed to expire during the fiscal year ending June 30, 2006. The remaining cost is impairment and is written off in these financial statements. Two new Utility Patent Applications have been filed and are carried at no value. The Company is seeking funding to develop these patents and patents pending. At present it has no other operations.

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

Sea Spray Aerosol, Inc.

The wholly owned subsidiary Sea Spray Aerosol, Inc., a Delaware corporation, was created during 2006. It now owns and operates the Seaford, Delaware operations coming from the Asset Purchase of GreenTree Spray Technologies, LLC. Previous to this, these operations were operated under the Company that came from the GreenTree Asset Agreement

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) – Principles of Consolidation

The Company prepares its books and records on the accrual basis for financial reporting. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Company has the following wholly owned subsidiaries:

Nano Chemical Systems, Inc.

Sea Spray Aerosol, Inc.

The accompanying consolidated financial statements include the accounts of its subsidiaries. All significant Intercompany balances and transactions have been eliminated.

(b) – Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash and cash equivalents.

(c) – Inventories

Inventories are valued at cost or market, which ever is less, computed on a modified First-In, First-Out method of accounting.

(d) Accounts Receivable

Accounts receivable are amounts due from customers. An allowance for uncollectibles has been established in the amount of $14,049 and $17,230, which reduced receivables to a net of $201,001 and $323,011 as of June 30, 2006 and 2005. The allowance for uncollectibles is computed based on the aging of the accounts receivable and the estimated amounts that may become uncollectible.

(e) - Property and Equipment

Property and equipment are valued at cost, except for the initial property and equipment purchased by Marc Mathys effective September 1, 2003 that was recorded on the books at the time of the purchase at the estimated fair value at the time of $354,790 (Refer to Note “GreenTree Asset Purchase”). It and subsequent purchases are depreciated over estimated useful lives ranging from 5 to 7 years using accelerated depreciation methods. As discussed in (f) below, management has evaluated the economic recoverability of these assets and has concluded that the assets are not impaired and no loss is recognized in the statement of operations. Property and equipment purchases that extend asset useful life are capitalized.

(f) – Impairment of Long-Lived Assets

The Company by policy periodically evaluates the economic recoverability of all of its long-lived assets. In accordance with that policy, when the Company determines that an asset has been impaired, it will recognize the loss in its statement of operations.

(g) – Fair Value of Financial Instruments

The Methods and assumptions used to estimate the fair value of each class of financial instruments are as follows:

Accounts receivable, inventory, accounts payable, and accrued payroll approximate fair value because of the short maturity of these instruments.

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

It is currently not practicable to estimate the fair value of prepaid expenses and utility deposit because they remain as is unless the operations are terminated. The Company does not have plans to terminate operations.

In addition, it is not practicable to estimate the fair value of the amounts due to related parties as the amount due is in dispute (Refer to Note “Contingent Liabilities Regarding GreenTree Agreement.”

Current maturities of long-term debt – related party approximates fair value because it has attached to it a reasonable interest rate.

(h) - Intangible Assets and Related Impairment

The Financial Accounting Standards Board has issued FASB 142 “Goodwill and Other Intangible Assets’ effective for fiscal years beginning after December 15, 2001. According to FASB 142, goodwill and other intangible assets should not be amortized unless they have limited lives. In any event, they should be reviewed for impairment at least annually and charged to earnings only when its recorded value exceeds its implied fair value. Once reduced, it remains reduced, even if the value should increase later.

The Company considers its formulas and patents to have a limited life; accordingly, they are amortized over their estimated useful lives of seventeen years.

As of June 30, 2005, management evaluated the fair value of its formulas and patents. During the period ending June 30, 2006, the original patent applications were allowed to expire, thus becoming public domain. Consequently, impairment was total and the entire remaining net book value was written off and charges to operations.

Research and development is expensed as occurred. Once the research and development is ready for production, then the direct costs from that point going forward will be capitalized.

(i) – Revenue Recognition

The Company recognizes revenue in the period in which the services are rendered and the products are shipped.

(j) – Financial and Concentrations of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of the number of customers of the Company. There are four major customers of the Company. One of these four customers provides the majority of the Company’s sales. During the fiscal year ending June 30, 2006 this major customer stopped doing business with the Company because of the negative cash flow of the Company could not produce the product as needed. Efforts have been made to recover this major customer with some limited success.

Cash and cash equivalents maintained in financial institutions in excess of their FDIC insurable limits put the Company at significant concentration of credit risk from time to time. The Company believes this is mitigated to a large extent through because Company funds generally remain under the insurable limits of the financial institutions.

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

Due to the GreenTree Agreement, effective June 30, 2005, the Company underwent an ownership change as defined in Section 382 of the Internal Revenue Code. Refer to the Note on “GreenTree Agreement.” Of the $1,349,000 accumulated losses of the Company as of June 30, 2005, only $123,000 is available to the Company as a net operating loss carry forward. Combined with the net operating loss of $1,224,660 for the period ending June 30, 2006 the combined available net operating loss carry forward is $1,347,660, due to expire starting in the fiscal year ending June 30, 2020. No income tax benefit is recognized in the financial statements, as it is not known whether such losses will ever be applied in the future.

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

(n) – Earnings (Loss) per share of Common Stock

The basic and diluted net income (loss) per common share in the accompanying statements of operations are based upon the net income (loss) divided by the weighted average number of shares outstanding during the periods presented. Diluted net (loss) per common share is the same as basic net (loss) per share because including any potential common shares would be anti-dilutive.

(o) - Use of Estimates

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

(p) – Reclassifications

Certain amounts in the period ending June 30, 2005 have been reclassified and represented to conform to the current financial statement presentation.

(q) – Other Recent Accounting Pronouncements

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

The Company continues working on raising capital funds that management anticipates will sustain the operations of the Company and provides the means for the Company to turn its operations into a profitable situation. Inventories are valued at cost or market, which ever is lower, on a modified first-in, first-out (“FIFO”) method. It is modified because the individual products in the raw material inventory are valued at

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

the cost of the last item received regardless of the quantity on hand and what the prior cost was on the remaining balance of the product on hand otherwise would be. The new cost remains in raw material, and flows from raw material on through into finished goods. This new cost remains in the raw material product until the next time the product is purchased. When the next time the product is purchased, then the process begins again with the new price of the product just purchased.

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

NOTE 4 – PLANT AND EQUIPMENT

When Marc Mathys purchased the original plant and equipment effective September 1, 2003, it was set on the books at the predecessors book value. Refer to Note “GreenTree Initial Asset Value & Affect on Financial Statements” with a value assigned of $354,791, which was considered to approximate its fair value. All other additions are recorded at cost.

Management evaluated the fair value of such assets as of June 30, 2005 and concluded that fair value equals or exceeds the net book value on the books and records of the Company. Therefore, no impairment applies and none is recognized in the financial statements as of June 30, 2006 or 2005.

Plant and equipment are valued at the following amounts, using MACRS as the depreciation method with estimated lives as noted below:

	Value	Estimated Life
Equipment in original purchase	$354,791	7 Years
Equipment additions since original purchase	76,358	5 & 7 Years

Total Plant and Equipment	$431,149

(Less) Accumulated depreciation	(248,029)

Net property and equipment	$183,120

In addition, refer to Note “GreenTree Agreement.”

NOTE 5 – GREENTREE AGREEMENT

Under the GreenTree Agreement, the Company ultimately acquires all of the assets, proprietary chemical formulations, know-how, intellectual property, goodwill, and operations of GreenTree Technologies, LLC.

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

The underlying intent of the Heritage Agreement and the GreenTree Agreement are to transition the Company from an empty public “shell” to a going concern whereby certain Nano technology (undeveloped patent rights and formulas) is joined with the ongoing operations of GreenTree. Management believes that the aerosol operations will allow it to manufacture and distribute products that will use Nano technology.

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

NOTE 6 – GREENTREE INITIAL ASSET VALUE AND ITS AFFECT ON THE FINANCIAL STATEMENTS

In August 2003, effective September 1, 2003, Marc Mathys (owner of GreenTree) purchased the assets of the then recently closed aerosol plant and operations of GreenTree Chemical Technologies, Inc., a division of an unrelated company, located in Seaford, Delaware. He reopened the plant in the same location and reestablished the manufacturing of canned aerosol products. On March 21, 2005, a Delaware limited liability company (LLC) was organized under the name of GreenTree Spray Technologies, LLC (“GreenTree”) and is owned 100% by Marc Mathys. It holds the secured promissory note the Company owes of $1,333,000.

Marc Mathys purchased the assets of GreenTree for $300,000 plus additional amounts he had to pay over the next few months to keep selected creditors providing needed materials, services, and facilities. This increased his actual purchase price to approximately $365,000. He did not buy the predecessor’s company nor assume its position. He did buy and use the predecessor’s computer software and accounting system that has remained in place to do the accounting even as of June 30, 2006.

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

When Marc Mathys acquired the assets of the predecessor company, the assets were recorded at the value carried on the predecessor company’s records. As this was at the predecessor’s cost, or what was thought at the time to be the estimated market value on the date of purchase by Marc Mathys, then this accounting treatment approximated fair value at the date of purchase. This does not conform to the accounting requirements as promulgated by FASB No. 141, effective after June 30, 2001, which requires virtually all business combinations be accounted for based on the values exchanged; i.e., the purchase method of accounting (recording what you paid for the assets, not what they may be worth). GreenTree recorded its assets as the same value carried on the predecessor company’s records, which approximated $1,100,000, or approximately $735,000 more than Marc Mathys’ cost.

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

The only difference in comparing the assets from September 1, 2003 (date of inception), using the predecessor cost rather than the purchase cost, the financial statements as of June 30, 2006 and 2005 using the predecessor cost, is the values assigned to property and equipment. All other asset differences have already flowed through the financial reporting by or before June 30, 2004. The Company has elected accelerated depreciation methods to more quickly bring the two methods into compliance with each other. Management estimates that the net asset value of property and equipment is greater as of June 30, 2006, 2005, and 2004 are approximately $61,700, $106,900, and $173,600 respectively. The differences are anticipated to continue through June 30, 2007, 2008, 2009, 2010, and 2011 at approximately $40,400, $28,000, $15,600, $3,100, and $0 respectively.

Again, these “built in gains, “ or differences, are not recognized in the statements of operations, but rather are recognized in one step in the statement of stockholders’ equity as part of the initial balance of “Owner’s Capital Pre Merger,” except for the additional depreciation expense recognized through the statement of operations as discussed in the prior paragraph.

NOTE 7 – RELATED PARTIES

As of June 30, 2006, three shareholders own the controlling interest in the Company, namely:

Green Spray Technologies, LLC	32,000,000 shares, or 57.8%

Treya, Inc.	8,000,000 shares, or 14.4%

Katrina Cleburn	4,000,000 shares, or 7.2%

As of June 30, 2006, Robert Esposito, or his assigns, owns approximately 5,300,000 stock options he can exercise at $0.10 per share. As of October 12, 2006, none of the stock options have been exercised. After conferring with the company Attorney, the Board of Directors agreed to ratify the original plan as written, allowing the exercise of the options.

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

Marc Mathys and his related companies (GreenTree LLC and Harvard Chemical) combined are owed by the Company at least $1,333,000 plus accrued interest at 8% since around March 15, 2005 for a total of $129,753. Refer to Note on “Contingent Liability Regarding GreenTree Agreement” for further explanation regarding this matter.

The $1,333,000 note payable plus accrued interest is due March 31, 2007. The $1,333,000 note amount is in default and is recognized and reported as current portion long-term debt – related party. The accrued interest is part of the $447,696 due to related party. Marc Mathys, the effective note holder has resigned from management as an officer and as a director and does not participate in the operations and activities of the Company. The promissory note is secured by selected assets of the Company.

NOTE 8 – LEASE COMMITMENT

The Company has a lease where the plant and equipment are housed in Seaford, Delaware through August 31, 2010. Future lease commitments by fiscal year are:

	Average Monthly	Total
June 30, 2007	11,515	138,180
June 30, 2008	11,803	141,635
June 30, 2009	12,098	145,175
June 30, 2010	11,400	148,805
August 31, 2010	12,451	24,902

Total future lease commitments		$598,697

NOTE 9 – CONTINGENT LIABILITIES REGARDING GREENTREE AGREEMENT

In the GreenTree Agreement, present Management takes the position that the Company assumes no liabilities, both known and unknown. Marc Mathys, who has since resigned as an officer and director of the Company even though he remains as the majority shareholder, disagrees and also indicates the accounts receivable did not go to the Company. Legal counsel is being sought to resolve the issue, which remains unresolved as of October 12, 2006.

As of June 30, 2006 and 2005, the Company has recognized some liabilities it claims it does not owe as well as the receivables Marc Mathys claims are not the Company’s, the net of which approximates $680,000 liabilities over what management believes the GreenTree Agreement states. In contrast, Marc Mathys believes the GreenTree Agreement requires the Company to assume approximately $578,000 more in liabilities over what is recognized in the financial statements as of June 30, 2006 and 2005.

Management and Marc Mathys continue negotiating how to resolve these matters. Management is of the opinion that the Company is presently recognizing in these financial statements the maximum it will ultimately owe Marc Mathys and his entities.

GreenTree has not paid Tech Spray, L.P., a supplier, for $226,000 in raw material product purchased the end of June 2005. The vendor filed a complaint in Delaware seeking collection against GreenTree as well as Marc Mathys personally. GreenTree claims the debt is owed by the Company, while the Company claims it is owed by Marc Mathys, d.b.a. GreenTree. Both GreenTree and the Company acknowledge the money is owed; each claiming it is the responsibility of the other. The entire amount due is recognized as part of the accounts payable by the Company and is part of the $680,000 the Company believes is not its responsibility to pay but has recognized in the financial statements.

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

NOTE 10 – COMMON STOCK ISSUED

The Company declared a 4-1 forward split of its common stock on February 7, 2005. These financial statements have presented this forward stock split retroactively since inception.

As discussed in the Note titled “Related Parties,” the Company has 5,300,000 stock options outstanding. Prior management challenged this, stating that the stock options before the 4-1 forward split was 1,325,000 and should not increase because of the 4-1 forward stock split. Prior management also disputed whether the stock options were even valid, and if they were that the options should not be freely traded. Current management recognizes 5,300,000 valid outstanding options.

During the fiscal year ended June 30, 2006 the Company completed one stock subscription agreement executed under Regulation S Stock Purchase Agreement. A total of 5,802,559 new shares of free trading common stock were issued for $679,610 in cash.

NOTE 11 – SEC INVESTIGATION INTO THE COMPANY

In May of 2006 the Company received a subpoena issued by the Securities and Exchange Commission (“SEC”) asking for certain data, documents, and depositions dealing primarily with the acquisitions and ownership changes of the Company since 2004 and forward. Management is of the opinion that it has provided all that the SEC has requested and intends to remain totally cooperative with the requests of the SEC. The current status of this investigation is unknown by the Company.

NOTE 12 – SUBSEQUENT EVENT

As of June 30, 2006, the Company had three (3) Regulation S Stock Purchase Agreements in place (Subscription Agreements), with only the subscription agreement effective February 28, 2006 as active. This subscription agreement authorizes the sale of stock at 32% of the previous day’s last trade price for a maximum of $2,000,000. As of June 30, 2006 this subscription agreement sold 5,802,559 shares of common stock for a total of $679,610. Since June 30, 2006 this agreement has been cancelled by mutual consent.

The other two subscription agreements, dated December 16, 2005 for 4,455,310 shares at $0.38 per share, and the other also dated December 16, 2005 for 4,455,310 shares at $.038 per share, remain inactive as of October 12, 2006. Management has concluded that they will not be closed and has begun the procedure to recover the common stock from the escrow agent. This stock in escrow is not recognized as part of the Company’s stock issued and outstanding.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS

An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports which it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management, including the Chief Executive Officer and Chief Financial Officer confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

APPOINTMENT OF PRINCIPAL OFFICERS.

On October 25, 2006, the Board of Directors appointed Shannon Norwood as Interim Chief Financial Officer. Mrs. Norwood’s business experience for the past five years and directorships held in reporting companies are disclosed on the following two pages of this Form 10-KSB. Mrs. Norwood has no family relationships with any directors or officers of the Company. During the past two years there have been no transactions, and there are no proposed transactions, to which the Company was or is to be a party and in which Mrs. Norwood had any material interest.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT

OFFICERS AND DIRECTORS

As of the date hereof, the directors and executive officers of the Company, their ages, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

Name of Director/Executive Officer	Age	Position	Period Served
James Ray	68	Chief Executive Officer and President	September 20, 2005 to Present
		Director	April 20, 2006 to Present
Tina Dennis	40	Chief Financial Officer, Vice President	June 29, 2005 to Present
		Director	April 20, 2006 to Present
Henry Simpson	56	Vice-President of Operations and Director	March 15, 2005 to Present
Shannon Norwood	36	Director	April 20, 2006 to Present

Duties, Responsibilities and Experience

James Ray. Mr. Ray, 68, was appointed as the Company’s President and Chief Executive Officer on September 20, 2005 and as a member of the Board of Directors on April 20, 2006. Mr. Ray has a Bachelor of Arts in accounting from Lamar University. In the past five years, Mr. Ray has worked as a consultant, advising small corporations in various financial matters. Mr. Ray has successfully operated companies specializing in extracting natural resources and the manufacturing of equipment used in the high tech industries. Mr. Ray also serves as President and Member of the Board of Directors of Fallon Oil & Gas, Inc.

Tina Dennis. Ms. Dennis, 40, was appointed as the Company’s Chief Financial Officer on June 29, 2005 and as a member of the Board of Directors on April 20, 2006. Ms. Dennis worked at GreenTree Spray Technologies, a sole proprietorship later organized as a limited liability company (“GreenTree”) from June 2001 until June 30, 2005. She held positions in sales and quality control with GreenTree and is currently Controller of SeaSpray Aerosol, Inc. In the six years prior to working at GreenTree, Ms. Dennis was a retail store manager. Ms. Dennis is also a Vice President, Chief Financial Officer, and member of the board of directors of Sea Spray Aerosol, Inc., a subsidiary of the Company. Ms. Dennis’ duties have been temporarily suspended due to illness.

Henry Simpson. Mr. Simpson, 56, was appointed as the Company’s Vice President of Operations, and a member of the Board of Directors on March 15, 2005. Mr. Simpson has extensive managerial experience, namely twenty years of experience with a major delivery company. From 2002 until 2005, Mr. Simpson worked as the general manager for GreenTree. For the past year, Mr. Simpson has worked as general manager for SeaSpray Aerosol, Inc. In the two years preceding his work at GreenTree, Mr. Simpson ran an airport shuttle service and worked as a building subcontractor.

Shannon Norwood. Mrs. Norwood, 36, was appointed as a member of the Board of Directors on April 20, 2006. Mrs. Norwood has been Vice-President of Sales and Marketing for GreenTree since September 2003. From 1995 until 2005, Mrs. Norwood worked for GreenTree in various capacities, including, sales, purchasing, shipping management, inventory, accounts receivable and scheduling. Mrs. Norwood now works in the same capacity for SeaSpray Aerosol, Inc. On October 25, Mrs. Norwood was appointed as Interim Chief Financial Officer.

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

Attendance of the Board of Directors

During the year ended June 30, 2006, the Board of Directors held five meetings. All directors were present at each meeting. As stated above, we have no standing audit, nominating, compensation committee, or any other committees of the Board of Directors and, therefore, there were no committee meetings.

If elected, all directors of the Company will hold office until the next annual meeting of the shareholders, or until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership. Based solely upon a review of the forms, reports and certificates filed with the Company by such persons, former directors Dr. David Tomanek and Marc Mathys, each served as a director of the Company during the last fiscal year and each failed to file a Form 3, which is required to be filed by all reporting persons. Mr. Mathys’ interest in the Company was disclosed via a footnote to a Form 3 filed on behalf of GreenTree Spray Technologies, LLC, through which Mr. Mathys owns the Company’s shares. Neither Robert Esposito nor Treya, Inc. has filed a Form 3. Also, to the extent applicable, any changes in the ownership of the above-named reporting persons failed to be reported on a Form 4. The Company has advised the above-named parties to take the corrective actions necessary to rectify these delinquent filings. All current directors and officers have rectified their formerly delinquent Form 3 filings.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose aggregate annual salary and bonus exceeded $100,000, for each of the years indicated with respect to services rendered by such persons.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
Name and Principal Position(2)	Year	Salary	Bonus ($)	Other Annual Compensation ($)	Awards Securities Underlying Options SARs (#)	Payouts LTIP Payouts ($)	All Other Compensation ($)
James Ray Chief Executive Officer, President, and Member of the Board of Directors(1)	June 30, 2005 to June 30, 2006	$0	$0	$28,000	N/A	N/A	N/A

Marc Mathys Former President and Chief Executive Officer	June 30, 2005 to June 30, 2006	$0	$0	$0	N/A	N/A	N/A

Dr. David Tomanek Director(2)	June 30, 2005 to June 30, 2006	$0	$0	$0	N/A	N/A	N/A

Tina Dennis Chief Financial Officer and Director(2)	June 30, 2005 to June 30, 2006	$36,000	$0	$0	N/A	N/A	N/A

Henry Simpson Vice-President of Operations and Director(3)	June 30, 2005 to June 30, 2006	$39,000	$0	$0	N/A	N/A	N/A

Shannon Norwood Director(3)	June 30, 2005 to June 30, 2006	$40,000	$0	$0	N/A	N/A	N/A

(1)	Mr. Ray and the Company renegotiated Mr. Ray’s compensation for the fiscal year which ended on June 30, 2006.
(2)	Dr. Tomanek signed a consulting agreement with our subsidiary, Nano Chemical Systems, Inc., under which he was entitled to compensation of $1,500 per month ($18,000 per year) once services were performed. The Company believes that, during the fiscal year ended on June 30, 2006, Dr. Tomanek did not perform any services under that agreement and, therefore, has not accrued any amounts due to Dr. Tomanek.
(3)	Ms. Dennis, Mr. Simpson, and Mrs. Norwood were compensated by the Company and the Company’s subsidiary, SeaSpray Aerosol, Inc.

Option Grants

There were no stock options granted to the officers or directors for the fiscal year which ended on June 30, 2006.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)(2)
Common	James Ray 105 Park Avenue, Seaford, Delaware 19973	0	*

Common	Tina Dennis 105 Park Avenue, Seaford, Delaware 19973	0	*

Common	Marc Mathys(3) 105 Park Avenue, Seaford, Delaware 19973	32,000,000	56.56%

Common	Henry Simpson 105 Park Avenue, Seaford, Delaware 19973	0	*

Common	Shannon Norwood 105 Park Avenue, Seaford, Delaware 19973	0	*

Common	Katrina Cleburn 4031 NE Glisan Street Portland, Oregon 97232	4,000,000	7.07%

Common	Treya, Inc.(4) 1803 3rd St. Los Angeles, Ca. 90019	8,000,000	14.14%

Common	GreenTree Spray Technologies, LLC(3) 105 Park Avenue, Seaford, Delaware 19973	32,000,000	56.56%

Common	Robert Esposito(5) 621 West Lumsden Road Brandon, Florida 33511	5,300,000	9.37%

Common	All officers and directors as a group (6 persons)	0	*

*	Represents less than 1% of our outstanding common stock.

(1)	Unless otherwise noted, we believe that all shares are beneficially owned and that all persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.
(2)	Applicable percentage of ownership is based on 56,577,988 shares of common stock outstanding as of October 11, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of October 11,2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	GreenTree Spray Technologies, LLC received these shares pursuant to that certain Asset Purchase Agreement by and between GreenTree Spray Technologies, LLC and the Company dated March 15, 2005. GreenTree Spray Technologies, LLC is controlled by Marc Mathys, a former member of the Company’s Board of Directors. Of these 32,000,000 shares, 8,000,000 are not included in the common stock listed as issued and outstanding on the cover page of this Form 10-KSB, because, although GreenTree Spray Technologies, LLC is contractually entitled to the shares, the Company has not yet issued them. These 8,000,000 shares are recognized as issued and outstanding in the financial statements included in this Form 10-KSB.
(4)	Treya, Inc. is controlled by Sandra Zuckerman.
(5)	Mr. Esposito is the assignee of 5,300,000 stock options of the Company. Each option can be exercised at $0.10 per share and, upon exercise, entitles the holder to purchase one share of the Company’s common stock. Mr. Esposito has indicated that he may have assigned the stock options to another individual or individuals.

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

On March 15, 2005, pursuant to an Asset Purchase Agreement between the Company and GreenTree Spray Technologies, LLC, a Delaware limited liability company (“GreenTree”) (the “GreenTree Asset Purchase Agreement”), the Company purchased manufacturing assets, technical know-how, proprietary chemical formulae, and other assets of GreenTree, and, in exchange for the transferred assets, the Company issued 32,000,000 shares of its restricted common stock and a promissory note in the principal amount of One Million Three-Hundred Thirty-Three and No/100 Dollars ($1,333,000) (the “GreenTree Note”). The GreenTree Note requires quarterly interest payments at 8% per annum with a final balloon payment equal to all remaining outstanding principal and interest due on March 15, 2007. The GreenTree Note is secured by certain assets of the Company. GreenTree Spray Technologies, LLC is our majority shareholder and is controlled by Marc Mathys, a former member of the Company’s Board of Directors.

ITEM 13. EXHIBITS

Exhibits

3.1	Articles of Incorporation of Nano Chemical Systems Holdings, Inc., previously filed as Exhibit 3.a. to the Company’s Form 10-SB, filed with the Securities and Exchange Commission on September 12, 2002, are hereby incorporated herein by reference.

3.2	Amendment to Articles of Incorporation of Nano Chemical Systems Holdings, Inc., previously filed as Exhibit 3.b. to the Company’s Form 10-SB, filed with the Securities and Exchange Commission on September 12, 2002, are hereby incorporated herein by reference.

3.3	By-Laws of Nano Chemical Systems Holdings, Inc., previously filed as Exhibit 3.c. to the Company’s Form 10-SB, filed with the Securities and Exchange Commission on September 12, 2002, are hereby incorporated herein by reference.

10.1	Asset Purchase Agreement and Share Exchange Agreement by and among Heritage Scholastic Corporation and Nano Chemical Systems, Inc., dated January 27, 2005, previously filed as Exhibit 2.1 on Form 8-K dated January 27, 2005, is hereby incorporated by reference.

10.2	Amendment to Asset Purchase Agreement and Share Exchange Agreement by and among Heritage Scholastic Corporation and Nano Chemical Systems, Inc., dated January 27, 2005, previously filed as Exhibit 2.2 on Form 8-K dated January 27, 2005, is hereby incorporated by reference.

10.3	Asset Purchase Agreement by and among GreenTree Spray Technologies, LLC and Nano Chemical Systems, Inc., dated March 15, 2005, previously filed as Exhibit 2.1 on Form 8-K dated March 15, 2005, is hereby incorporated by reference.

10.4	Promissory Note issued by Nano Chemical Systems, Inc., to GreenTree Spray Technologies, LLC dated March 15, 2005, previously filed as Exhibit 2.2 on Form 8-K dated March 15, 2005, is hereby incorporated by reference.

10.5	Security Agreement by and among GreenTree Spray Technologies, LLC and Nano Chemical Systems, Inc., dated March 15, 2005, previously filed as Exhibit 2.1 on Form 8-K dated March 15, 2005, is hereby incorporated by reference.

10.6	Regulation S Stock Purchase Agreement dated February 28, 2006 by and between Nano Chemical Systems Holdings, Inc., Xtera Establishment Corporation, and Omega Financial Services, LLC, previously filed as Exhibit 10.1 to Form 10-QSB filed May 15, 2005, is hereby incorporated by reference.

10.7	SICAV One Securities Purchase Agreement dated December 16, 2005 by and between Nano Chemical Systems Holdings, Inc., and Mercatus & Partners, LP, previously filed as Exhibit 10.2 to Form 10-QSB filed May 15, 2005, is hereby incorporated by reference.

10.8	SICAV Two Securities Purchase Agreement dated December 16, 2005 by and between Nano Chemical Systems Holdings, Inc., and Mercatus & Partners, LP, previously filed as Exhibit 10.3 to Form 10-QSB filed May 15, 2005, is hereby incorporated by reference.

16.1	Letter on Change in Certifying Accountant from Nation Smith Hermes Diamond, P.C., dated February 14, 2005, previously filed as Exhibit 23.1 on Form 8-K dated February 14, 2005, is hereby incorporated herein by reference.

16.2	Letter on Change in Certifying Accountant from Web & Company, P.A., dated May 10, 2005, previously filed as Exhibit 23.1 on Form 8-K dated May 10, 2005, is hereby incorporated herein by reference.

*21.1	List of consolidated entities of the Company.

*23.1	Accountant’s Consent of Madsen & Associates, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial officer pursuant to Rule 13a-14(a).

*32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2	Certification of the Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Resolution of the Board of Directors appointing Interim Chief Financial Officer.

*	Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Madsen & Associates CPA’s, Inc. for professional services rendered for the audit of the Company’s financial statements for the fiscal year ended June 30, 2006 were $44,000 Fees for the reviews of the first three quarters of the fiscal year ended on June 30, 2005 (audit-related fees) were $14,851. Madsen & Associates CPA’s, Inc. does not perform tax services for the Company.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

Madsen & Associates CPA’s, Inc. did not render any professional services to the Company for financial information systems design and implementation, as described in Paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X, during the year ended June 30, 2006.

ALL OTHER FEES

There were no fees billed by Madsen & Associates CPA’s, other than those fees discussed in above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

By:	/s/ James Ray
James Ray
President and Chief Executive Officer
October 25, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on October 25, 2006.

Signature	Title

/s/ Shannon Norwood	Interim Chief Financial Officer, Director (Principal Financial and Accounting Officer)
Shannon Norwood

/s/ James Ray James Ray	President, Chief Executive Officer, Director (Principal Executive Officer)

/s/ Henry Simpson Henry Simpson	Director