Form 10QSB
period 2006-09-30
NANO CHEMICAL SYSTEMS HOLDINGS, INC.
filed 2006-11-20
CIK 1172324

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
Yes  ☐    No  ☒

Table of Contents

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Nano Chemical Systems Holdings, Inc., a Nevada corporation, and its subsidiary and predecessors unless otherwise indicated. Unaudited, interim, condensed, consolidated financial statements including a balance sheet for the Company as of the period September 30, 2006, and statements of operations, and statements of cash flows, for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 1 through 13 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying consolidated interim unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended June 30, 2005. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter and period ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ended June 30, 2006. The financial statements are presented on the accrual basis.

Item 1 Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
UNUADITED CONSOLIDATED BALANCE SHEET
(CONDENSED INTERIM FINANCIAL STATEMENTS)
AS OF SEPTEMBER 30, 2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,656
Accounts receivable	100,459
Inventory	465,078

Total Current Assets	569,193

PROPERTY & EQUIPMENT
Property and equipment	431,149
(Less) accumulated depreciation	(261,514)

Total Property & Equipment	169,635

OTHER ASSETS
Prepaid expenses	57,227
Utility deposit	12,000
Formulas & patents	-

Total Other Assets	69,227

Total Assets	$808,055

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(CONDENSED INTERIM FINANCIAL STATEMENTS)
AS OF SEPTEMBER 30, 2006

LIABILITIES

CURRENT LIABILITIES:
Accounts payable	$646,104
Accrued payroll	8,200
Due to related parties	504,297
Current maturities of long-term debt - related party	1,333,000

Total Current Liabilities	2,491,601

LONG-TERM DEBT	-

Total Liabilities	2,491,601

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock - $.001 par value, 20,000,000 shares
Authorized, none issued and outstanding	-

Common stock, - $.001 par value, 100,000,000 shares
authorized, 55,577,368 shares issued and outstanding	55,577

Additional paid-in capital	1,523,742

Accumulated (deficit)	(3,262,865)

Net Stockholders' Equity (Deficiency)	(1,683,546)

Total Liabilities & Equity (Deficiency)	$808,055

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONDENSED INTERIM FINANCIAL STATEMENTS)
FOR THE THREE MONTHS ENDING SEPTEMBER 30,

	28-Jun-05	27-Jun-05
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(455,556)	$(101,980)
Adjustments to reconcile net (loss)
to net cash from (to) operating activities:
Stock Issued for Services	-	-
Depreciation & Amortization Prop & Equip	13,485	19,770
Changes in operating assets and liabilities which
increase (decrease) cash flow:
Accounts Receivable	100,541	(156,428)
Inventory	132,063	66,117
Prepaid Expenses	-	-
Accounts Payable and accrued expenses	120,525	249,519

Net cash provided (used) from operating activities	(88,942)	76,998

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital (Outlays)/Disposals - net	-	(120)
Other Assets	-	-
Investment in Subsidary Nano Chemical Systems, Inc.	-	-

Net cash provided (used) from investing activities	-	(120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Related Parties	26,601	37,608
Term note due to major shareholder	-	-
Sale of common stock for cash	20,448	-

Net cash provided (used) from financing activities	47,049	37,608

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	(41,893)	114,486

CASH AND CASH EQUIVALENTS - Beginning of Period	45,549	7,548

CASH AND CASH EQUIVALENTS - End of Period	$3,656	$122,034

NANO CHECMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(CONDENSED INTERIM FINANCIAL STATEMENTS)
FOR THE THREE MONTHS ENDING SEPTEMBER 30,

	2006	2,005

SALES	$201,977	$700,256

COST OF DIRECT MATERIALS	297,876	399,154

MARGIN AFTER DIRECT COST OF MATERIALS	(95,899)	301,102

ALL OTHER OPERATING EXPENSES
Plant salaries, labor and employee payroll taxes and benefits	68,752	137,372
Plant rent, utilities, depreciation, and other plant overhead	85,943	122,434
Administrative costs, including compensation and benefits	178,569	122,830

TOTAL ALL OTHER OPERATING EXPENSES	333,264	382,636

OPERATING INCOME (LOSS)	(429,163)	(81,534)

OTHER INCOME (EXPENSE):
Interest income	-	-
Interest (expense)	(26,601)	(26,617)
Other income (expense)	208	6,171

NET OTHER INCOME (EXPENSE):	(26,393)	(20,446)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(455,556)	(101,980)

PROVISION FOR INCOME TAX	-	-

NET INCOME (LOSS)	$(455,556)	$(101,980)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$(0.00)

BASIC & DILUTED WEIGHTED AVERAGE SHARES OF
COMMON STOCK	55,971,747	49,553,000

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FROM SEPTEMBER 1, 2003 (INCEPTION) TO YEAR ENDING JUNE 30, 2006 (AUDITED)
AND FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2006 (UNAUDITED)

	Common Stock		Paid In	Owner's
	Par Value $0.001		Excess	Capital	Accumulated	Net Equity
	Shares	Amount	of Par	Pre Merger	(Deficit )	(Deficiency )

BALANCE - September 1, 2003	-	$-	$-	$-	$-	$-
(Date of inception)

Owner's investment				1,584,666		1,584,666

(Loss) for period from September 1, 2003 (inception) to June 30, 2004 (year end) (10 months)					(785,474)	(785,474)

BALANCE - June 30, 2004	-	-	-	1,584,666	(785,474)	799,192

Common stock issued prior to the change of control of the Company on Janury 27, 2005 when previously known as Heritage Scholastic Corp.
Not part of the change in control	5,551,000	5,551	(5,551)			-
Part of the change in control	25,928,500	25,928	(25,928)			-

Common stock issued on January 27, 2005 in exchange for Nano Chemical Systems, Inc., a wholly owned subsidiary	36,000,000	36,000	14,000		-	50,000

Stock returned from the January 27, 2005 ownership change of 61,928,500 shares of previously issued and newly issued stock	(49,926,500)	(49,926)	49,926	-	-	-

First phase in purchase of a portion of the assets and customer base of GreenTree Spray Technologies, Inc.on March 15, 2005
Stock issued	24,000,000	24,000	76,000	(100,000)		-
Note issued to owner				(1,000,000)		(1,000,000)

Second phase completing the passing all of the assets and operations of GreenTree Spray Technologies, Inc.into the Company on June 30, 2005
Stock issued	8,000,000	8,000	25,333	(33,333)		-
Note issued to owner				(333,000)		(333,000)
Debt GreenTree Spray retained				577,595		577,595
Reclassify rest of Owner's Capital			695,928	(695,928)		-

(Loss) for the fiscal year					(563,157)	(563,157)

BALANCE - June 30, 2005	49,553,000	49,553	829,708	-	(1,348,631)	(469,370)

Common stock issued for cash	5,802,559	5,803	673,807			679,610

(Loss) for the fiscal year					(1,224,660)	(1,224,660)

BALANCE - June 30, 2006	55,355,559	55,356	1,503,515	-	(2,573,291)	(1,014,420)

Correction of an error					(234,018)	(234,018)

CORRECTED BALANCE - June 30, 2006	55,355,559	55,356	1,503,515	-	(2,807,309)	(1,248,438)

Common stock issued for cash	221,809	221	20,227			20,448

(Loss) for the fiscal year					(455,556)	(455,556)

BALANCE - September 30, 2006	55,577,368	55,577	1,523,742	-	(3,262,865)	(1,683,546)

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED INTERIM
UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1 - Organization, History and Business Activity

General

Nano Chemical Systems Holdings, Inc., a Nevada corporation, was incorporated on July 30, 1999 under the name “Heritage Scholastic Corporation.” Prior to conducting its current operations, the Company was engaged in the business of publishing and distributing supplemental history textbooks for grades K through 12. On January 27, 2005, pursuant to a Stock Purchase and Share Exchange Agreement (the “Share Exchange Agreement”) between Heritage Scholastic Corporation and Nano Chemical Systems, Inc., a Nevada corporation (“NCS”) and its shareholders, Heritage Scholastic Corporation issued 36,000,000 shares of stock to the shareholders of NCS in exchange for 100% of the issued and outstanding stock of NCS.

In addition to the 36,000,000 shares the former shareholders of NCS obtained from the Company, they had acquired 25,928,500 shares from other shareholders of the Company. On January 27, 2005, these same two former shareholders of NCS returned back to the Company 49,926,500 shares of stock and let an existing shareholder of the Company keep 2,000 shares due to them. This effectively left the former two shareholders of NCS with a total of 12,000,000 shares of common stock in the Company.

As a result of the Share Exchange Agreement, NCS became a wholly owned subsidiary of Heritage Scholastic Corporation. In connection with the Share Exchange Agreement, on February 15, 2005, Heritage Scholastic Corporation changed its name from Heritage Scholastic Corporation to Nano Chemical Systems Holdings, Inc. (hereinafter the “Company”).

The Company has authorized 100,000,000 shares of common stock, par value of $0.001, with 55,577,368 shares issued and outstanding as of September 30, 2006. In addition, the Company has authorized 20,000,000 shares of preferred stock, par value of $0.001, none of which is issued or outstanding. Rights of preferred stock will be defined before or when issuance on such stock occurs.

Refer to the various Notes, particularly to the Note on “Related Party Transactions” for significant ownership and control, and to Note for “Financial Condition and Going Concern” as to the change in management.

Acquisition of Assets and operations of GreenTree Spray Technologies, LLC

Pursuant to an Asset Purchase Agreement between the Company and GreenTree Spray Technologies, LLC, a Delaware limited liability company (“GreenTree”) hereinafter referred to as the “GreenTree Asset Purchase Agreement,” or the “GreenTree Agreement”, the Company purchased the manufacturing assets, technical know-how, proprietary chemical formulae, and other assets and forward going operations of GreenTree in exchange for 32,000,000 shares of its restricted common stock and a promissory note in the principal amount of $1,333,000 (the “GreenTree Note”). The GreenTree Note requires quarterly interest accrued at 8% per annum with a final balloon payment equal to all remaining outstanding principal and interest due on March 31, 2007. Certain assets of the Company secure the GreenTree Note. The GreenTree Asset Purchase Agreement took effect over two phases. The first phase encompassed approximately 75% of the assets and operations on March 15, 2005, and the second phase brought in the balance of the assets and operations on June 30, 2005. For purposes of simplicity, the entire acquisition is recognized as of March 31, 2006. This agreement brought about a merger referred to as a “reverse acquisition” as discussed further in this footnote. .

Refer also to other Notes discussing this purchase from the GreenTree Agreement.

NOTE 1 - Organization, History and Business Activity - continued

Financial reporting of Company treated as a “reverse acquisition”

The Subsidiary, Nano Chemical Systems, Inc., (“Nano Inc.”) owns two patent applications it acquired for a value of $50,000. These patent applications were not renewed resulting in them being impaired and written off as of June 30, 2006. Nano Inc. has created other formulas that it is seeking to obtain funding to commercially develop. Presently Nano Inc. has no other operations.

The rest of the Company and its operations are operated through Sea Spray Aerosol, Inc. (“SeaSpray”), a wholly owned subsidiary organized around April 2006 to own and operate such operations. These operations come from the GreenTree Asset Agreement.

Pursuant to the GreenTree Agreement, all GreenTree assets were transferred into the Company in two steps, the first on March 15, 2005 and the second on June 30, 2005. At that time, the owner of GreenTree took control, owning the majority of the Company stock.

The GreenTree Agreement constitutes a “reverse acquisition.” Accordingly, the prior financial history of the Company drops out and the financial history of GreenTree steps into its place, even though the Company survives the merger.

In August 2003, Marc Mathys (owner of GreenTree) purchased the assets of the then recently closed aerosol plant and operations of GreenTree Chemical Technologies, Inc., a division of an unrelated company, located in Seaford, Delaware. He reopened the plant in the same location and reestablished the manufacturing of canned aerosol products. On March 21, 2005, a Delaware limited liability company (LLC) was organized under the name of GreenTree Spray Technologies, LLC (“GreenTree”) and is owned 100% by Marc Mathys. It holds the secured promissory note the Company owes of $1,333,000. The notes are due and payable March 31, 2007. The Company is in default on the notes, as it has made no payments to date.

NOTE 2 - Summary of Significant Accounting Policies

(a) - General Statement of Accounting and Basis of Presentation

The Company prepares its books and records on the accrual basis for financial reporting. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Company has two wholly owned subsidiaries; the use of each was previously discussed:
Nano Chemical Systems, Inc.
Sea Spray Aerosol, Inc.

The accompanying consolidated financial statements include the accounts of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(b) - Income Taxes

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. Due to the GreenTree Agreement, the Company underwent an ownership change as defined in Section 382 of the Internal Revenue Code. Refer to the Note on “GreenTree Agreement.” Of the $3,262,865 accumulated losses of the Company, only $2,364,000 is available to the Company as net operating loss carry forwards, beginning to expire in 2019.

NOTE 2 - Summary of Significant Accounting Policies - continued
No income tax benefit is recognized in the financial statements, as it is not known whether such losses will be used in the future.

(c) - Reclassification

The Company has reclassified and represented certain amounts in the period ending September 30, 2005 to conform to the current financial statement presentation.

NOTE 3 - Financial Condition and Going Concern

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

Since June 30, 2006, the Company appointed Matthew Zuckerman as the Chief Executive Officer (“CEO”), and James Ray has resigned. Under his direction the Company continues seeking additional funding and is continuing the effort to develop a strong marketing plan in an effort to increase operations and to turn the Company into a profitable operation. The plant can handle much more volume with its existing plant configuration.

NOTE 4 - GreenTree Agreement

On or about March 15, 2005 a Form 8-K was filed with the Securities and Exchange Commission (“SEC”) disclosing the GreenTree Agreement and that the first phase had taken place and that the second phase would take place on or before June 30, 2005. The second phase took place on June 30, 2005. Under the GreenTree Agreement, the Company ultimately acquires all of the assets, proprietary chemical formulations, know how, intellectual property, goodwill, and operations going forward, of GreenTree. The Company’s results of operations as of September 30, 2006 and 2005 recognize the entire operations of GreenTree.

On March 15, 2005, the Company and GreenTree Spray Technologies, LLC (“GreenTree”), owned 100% by Marc Mathys, entered into an Asset Purchase Agreement (“GreenTree Agreement”) buying approximately 75% of all of the assets and ongoing operations of GreenTree in exchange for a $1,000,000 promissory note bearing 8% accrued interest with the entire amount due on March 31, 2007 and for 24,000,000 newly issued restricted shares of common stock of the Company valued at $100,000. On June 30, 2005, the remaining balance of the assets and ongoing operations completed the asset purchase in exchange for an additional $333,000 promissory note and 8,000,000 shares of common stock of the Company valued at $33,333. This totals $1,333,000 for the note payable to GreenTree, as a related party, and $133,333 for the fair value of the stock issued. The debt obligation is secured by the assets transferred, or its equivalent thereafter, as outlined in the Security Agreement. The Company has not made the required quarterly interest payments under the GreenTree Note, and therefore, is currently in default under the GreenTree Note. Currently, $133,005 in accrued interest is payable and is included as part of the $504,297 Due to Related Parties on the Balance Sheet as of September 30, 2006.

NOTE 4 - GreenTree Agreement- continued

The excess paid over the recorded value of the assets, including the $133,333 fair value for the common stock issued, is considered intangible assets, including goodwill. However, in a “reverse acquisition,” the excess rather than be recognized as an “intangible assets” is recognized as an offset in equity. This is as per the guidelines set forth by the Staff of the Securities and Exchange Commission (“SEC”). In dealing with “reverse acquisitions,” the Staff of the SEC takes the position that a “reverse acquisition” is a restructuring of the ownership and equity of the Company, not a purchase, and therefore, it does not fall under the guidelines of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FASB  141”). FASB 141 recognizes an asset purchase as a business combination and requires an entity to record the asset purchase as a purchase, wherein the Company then assigns the fair value as the amount to record the value of assets on the financial statements at the point of purchase. Consequently, FASB 141, which would recognize goodwill and intangibles, does not get recognized in this form of an asset purchase under the guidelines of the Staff of the SEC. These financial statements follow the guidelines of the Staff of the SEC.

NOTE 5 -	GreenTree Initial Asset Value & its Affect on the Financial Statements

Marc Mathys purchased the assets of GreenTree from an unrelated third party company effective September 1, 2003 for $300,000 plus additional amounts he had to pay over the next few months to keep selected vendors supplying raw materials and selected other creditors to continue providing needed services and facilities. This increased his actual purchase price to approximately $365,000. He did not buy the predecessor’s company nor assume their position. Rather, he acquired it as an asset purchase. He did buy and did use the predecessor’s computer software and accounting system that has remained in place to do the accounting even as of September 30, 2006.

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

GreenTree recorded its assets at the value as carried on the predecessor company’s records, which approximated $1,100,000, or approximately $735,000 more than cost. The Company in developing the financial statements concluded that the spirit of FASB No. 141 is best served to have comparable statements of operations at the sacrifice of using the purchase method of accounting. So, rather than recognize a “built in gain” in the statement of operations, this difference of approximately $735,000 has been removed from the statement of operations and instead placed in the balance sheet as part of “Owner’s Capital Pre Merger” as recognized on the Statement of Stockholders’ Equity. Management is of the opinion that the accounting treatment reporting the assets at the predecessor’s cost more uniformly recognizes revenues and expenses in a more consistent light than if the purchase method of accounting had been used. The method used more clearly reflects the results of operations for each fiscal year ending June 30, 2006 and 2005 and each corresponding quarter therein, thus allowing one to more clearly see the results of operations in a consistent and more meaningful manner than would otherwise be reported. It also reflects more clearly the overall results of operations and asset values on a consistent basis, taking into consideration the required method of accounting to recognize the asset purchase of the assets from GreenTree by the Company on March 15, 2005 and completed on June 30, 2005 as discussed in the prior Note “GreenTree Agreement.”

NOTE 5 -	GreenTree Initial Asset Value & its Affect on the Financial Statements

The only difference in comparing the assets from September 1, 2003 (date of inception), which is not using the purchase price, and as recognized as of June 30, 2005, which uses the purchase price, is the values assigned to property and equipment. The Company has elected accelerated depreciation methods to more quickly bring the two methods into compliance with each other. Management estimates that the net asset value of property and equipment at September 30, 2006 is approximately $56,000 greater using the predecessor’s basis over what the purchase method of accounting would reflect. All other assets as of September 30, 2006 are at cost, as the flow through of the costs established at September 1, 2003 have long since passed through the accounting in the financial statements. Again, these “built in gains, ” or differences, are not recognized in the statements of operations, but rather are recognized in one step in the statement of stockholders’ equity as part of the initial balance of “Owner’s Capital Pre Merger,” except for the additional depreciation expense recognized through the statement of operations of approximately $63,400 for the ten months ended June 30, 2004, $66,700 for the fiscal year ended June 30, 2005, $45,200 for the fiscal year ended June 30, 2006 and $5,300 for the three months ended September 30, 2006.

NOTE 6 - Related Parties

As of September 30, 2006, three shareholders own the controlling interest in the Company, namely:
Marc Mathys    32,000,000 shares, or 57.6% interest
Treya, Inc.     8,000,000 shares, or 14.4% interest
Katrina Cleburn       4,000,000 shares, or 7.2% interest

In addition, as of September 30, 2006, Robert Esposito, or his assignees, owns approximately 5,300,000 stock options. A question has arisen concerning the tradability and the number of stock options actually available. Legal opinion has been sought for clarification. As of November 17, 2006 the matter has been adequately resolved to allow Robert Esposito to begin exercising his stock options. Further clarification is pending final resolution.

Marc Mathys and his related companies (GreenTree LLC and Harvard Chemical) combined are owed by the Company at least $1,333,000 plus accrued interest at 8% since around March 15, 2005. Refer to Note on “Contingent Liability Regarding GreenTree Agreement” for further explanation regarding this matter.

NOTE 7 - CONTINGENT LIABILITIES REGARDING GREENTREE AGREEMENT

In the GreenTree Agreement, present Management takes the position that the Company assumes no liabilities, both known and unknown. Marc Mathys, who has since resigned as an officer and director of the Company even though he remains as the majority shareholder, disagrees and also indicates the accounts receivable should not have gone to the Company. Legal counsel is being sought to resolve the issue, which remains unresolved as of November 17, 2006.

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

NOTE 7 - CONTINGENT LIABILITIES REGARDING GREENTREE AGREEMENT - continued

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

NOTE 8 -Common Stock Sold for Cash

From July 1, 2006 to September 30, 2006 the Company sold 221,809 shares of common stock for $20,448 in cash.

NOTE 9 - Correction of Accounting Error(s) in Prior Period(s)

Around November 15 , 2006 the Company discovered its computer program that tracks most all of the Company’s operations of Sea Spray Aerosol, Inc. is perpetuating some kind of an error that affects the present as well as one or more previously filed financial statements. The Company has taken into account the error and made the necessary corrections in reporting the results of its operations as of September 30, 2006.

However, the Company has yet to know what reporting period(s) this error (or errors) belongs to, but is quite sure it is after September 30, 2005. Consequently, the financial statements as of September 30, 2005 remain as previously reported whereas the financial information relating to the fiscal year ended June 30, 2006 has recognized the anticipated changes as a correction of an error pertaining to that prior period.

NOTE 9 - Correction of Accounting Error(s) in Prior Period(s) - continued

Management previously had identified there was a problem in the accounting when the Company prepared its fiscal year end financial statements as of June 30, 2006. At that time, the Company believed it had corrected all of the amounts necessary to properly state its financial statements. However, on November 17, 2006, the Company identified another error, which has resulted in an overstatement of cash and cash equivalents of $234,018 as of June 30, 2006. Management believes this error may affect one or more previously reported quarterly financial statements as well. Once management has determined what accounting period(s) the error(s) belongs to, then it will correct its previously filed financial statement(s) and SEC Edgar filing(s), including its fiscal year ended June 30, 2006. Management intends to have this matter resolved and the necessary amended filings with the SEC prepared and filed prior to reporting its December 31, 2006 quarterly unaudited financial statements.

NOTE 10 - SEC Investigation of the Company

Around March 2006 the Company received a subpoena issued by the Securities and Exchange Commission (“SEC”) asking for certain data, documents, and depositions dealing primarily with the acquisitions and ownership changes of the Company since 2004 and forward. Management is of the opinion that it has provided all that the SEC has requested and intends to remain totally cooperative with the requests of the SEC. The current status of this investigation is unknown by the Company.

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

GENERAL

Nano Chemical Systems Holdings, Inc., a Nevada corporation, was incorporated on July 30, 1999 under the name “Heritage Scholastic Corporation.” Prior to conducting its current operations, the Company was engaged in the business of publishing and distributing supplemental history textbooks for grades K through 12. On January 27, 2005, pursuant to a Stock Purchase and Share Exchange Agreement (the “Share Exchange Agreement”) between Heritage Scholastic Corporation and Nano Chemical Systems, Inc., a Nevada corporation (“NCS”) and its shareholders, Heritage Scholastic Corporation issued 36,000,000 shares of stock to the shareholders of NCS in exchange for 100% of the issued and outstanding stock of NCS.

In addition to the 36,000,000 shares the former shareholders of NCS obtained from the Company, they had acquired 25,928,500 shares from other shareholders of the Company. On January 27, 2005, these same two former shareholders of NCS returned back to the Company 49,926,500 shares of stock and let an existing shareholder of the Company keep 2,000 shares due to them. This effectively left the former two shareholders of NCS with a total of 12,000,000 shares of common stock in the Company.

As a result of the Share Exchange Agreement, NCS became a wholly owned subsidiary of Heritage Scholastic Corporation. In connection with the Share Exchange Agreement, on February 15, 2005, Heritage Scholastic Corporation changed its name from Heritage Scholastic Corporation to Nano Chemical Systems Holdings, Inc. (hereinafter the “Company”).

Around March 2006 the Company received a subpoena issued by the Securities and Exchange Commission (“SEC”) asking for certain data, documents, and depositions dealing primarily with the acquisitions and ownership changes of the Company since 2004 and forward. Management is of the opinion that it has provided all that the SEC has requested and intends to remain totally cooperative with the requests of the SEC. The current status of this investigation is unknown by the Company.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  - continued

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

The Company will be contacting, and, where possible, securing the services of distributors to represent the Company’s products in certain markets. We believe that there is sufficient gross margin in the sales prices to allow any distributor to be competitive in the marketplace and allow the Company to increase its opportunities for profitable operations. At this time, distributors and strategic partners have not been located; therefore, the aforementioned revenues are speculative and should not be viewed as a confirmed revenue source.

Periodically, management reviews the carrying values of its long-lived assets. Management believes the present market value of such assets exceeds their carrying value.

We have experienced a loss from operations in every fiscal year since our inception. We expect to continue experiencing net operating loss at least until the application of our nanomaterials and titanium dioxide technology begin generating revenues in excess of our operating expenses, which may never occur. Even if any or all applications of the nanomaterials and titanium dioxide technology begin generating such revenues, the revenues may not exceed our costs of production and operating expenses. We may not ever realize a profit from operations.

The Company’s original provisional patent applications were allowed to expire on October 1, 2005. However, the Company has developed and continues to develop other formulae that management believes are as good as or better than the original provisional ones. The Company plans to patent some of them.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  - continued

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

RESULTS OF OPERATIONS - THREE MONTHS ENDING SEPTEMBER 30, 2006 AND 2005

For the three months ending September 30, 2006, we had losses totaling $455,556 compared to losses of $101,980 for the same period in 2005. This increased loss of $353,576 is primarily attributed to lower gross sales and increased cost of materials, leaving other costs, including fixed costs, as a higher percentage of sales. Since inception to September 30, 2006, we have losses totaling $3,262,865. By focusing our efforts on limiting general and administrative expenses as we increase revenue, we expect to generate net income.

Sales generally are sales minus adjustments to sales and sales returns. Sales decreased $498,279 to $201,977 in 2006, compared to $700,256 in 2005, a 71% decrease. The decrease in sales is primarily attributed to severe cash flows in the present and earlier periods and the resultant loss of two major customers as well as a general decrease in other sales. One of the major customers is once again starting to use the Company again. We expect that this figure will increase significantly as we implement our business plan and increase sales and related production of our products.

Costs of goods sold generally include costs associated with direct costs of materials. Costs of materials sold decreased $ 101,278 to $297,876 in 2006, compared to $399,154 in 2005, a 25% decrease. The decrease was generally attributed to a large decrease in sales. We expect that this figure will increase significantly as we implement our business plan and increase production of our products.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  - continued

Research and development expenses (not shown separately in the statement of operations), continue to take funds of the Company, the amount of which has not been measured in the three months ending September 30, 2006 and 2005. But, there is an increase in research and development expenses, which is largely attributed to initiating research on the new nano materials products.

Plant salaries, labor, employee payroll taxes and benefits decreased $68,620 to $68,752 in 2006 compared to $137,372 in 2005, down by 50%. The net decrease was primarily attributed to the major reduction in sales. We expect that this figure will increase as the Company implements its business plan and production increases.

Plant rent, utilities, depreciation, and other plant overhead decreased $36,491 from $122,434 in 2005 to $85,943 in 2006, a 30% decrease. This was due primarily to a reduction in sales. We expect that this figure will increase as the Company implements its business plan and production increases.

Administrative costs, including compensation and benefits increased $55,739 from $122,830 in 2005 to $178,569 in 2006, a 45% increase. This increase is due primarily to the increase in professional services. We expect that administrative costs, including compensation and benefits will increase as the Company implements its business plan and production increases.

Interest expenses remained relatively constant at $26,601 and $26,617 in 2006 and 2005 respectively. Interest is mostly due to increased amounts due under the GreenTree Note (described below).

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash, cash equivalents and investments amounted to $45,549 on June 30, 2006, compared to $7,548 on June 30, 2005. The net cash used in the Company’s operating activities was $88,942 while $76,998 was provided in 2006, a decrease of $165,940. Net cash provided by investing activities was virtually the same for both periods. Net cash provided by financing activities, which is derived from funds provided by related parties and the sale of common stock for cash amounted to $47,049 for the three months ended September 30, 2006 compared to $37,608 for the three months ended September 30, 2005.

As of November 17, 2006, we had cash on hand of approximately $5,000, which is insufficient to satisfy our operating requirements through November 30, 2006. To satisfy our operating requirements through December 31, 2006, we estimate that we will need an additional $150,000. If we do not generate revenues or secure debt or equity financing before November 30, 2006, we will be unable to sustain our current level of operations and may have to cut back or shut down our operations, sell material assets, or enter bankruptcy.

The Company’s actual future capital requirements in 2006 and beyond will depend, however, on many factors, including customer acceptance of the Company’s current and potential products, continued progress in the Company’s research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company’s manufacturing capabilities and to market and sell the Company’s products. Other important issues, which will drive future capital requirements, will be the development of new markets and new customers as well as the continued service of existing customers.

FINANCING

On March 15, 2005, the Company issued a promissory note in the principal amount of One Million Three Hundred Thirty Three Thousand and No/100 Dollars ($1,333,000) to the Company’s largest shareholder, Marc Mathys, sole owner of Green Tree Spray Technologies, LLC, a Delaware limited liability company (the “GreenTree Note”). The GreenTree Note was issued as part of the consideration under the Asset Purchase Agreement dated March 15, 2005, by and between GreenTree Spray Technologies, LLC and the Company. The GreenTree Note requires quarterly interest payments at 8% per annum with a final balloon payment equal to all remaining outstanding principal and interest due on March 15, 2007. The GreenTree Note is secured by certain assets of the Company. The Company has not made the required quarterly interest payments under the GreenTree Note, and therefore, is currently in default under the GreenTree Note.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  - continued

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

On December 15, 2005, we entered into two Stock Purchase and Subscription Agreements with Mercatus & Partners, LP (“Mercatus”) (collectively, the “Mercatus Agreements”). Under each Mercatus Agreement, Mercatus may purchase 4,455,310 shares of our common stock at $0.38 per share. Each Mercatus Agreement provides Mercatus up to thirty (30) days to purchase our common stock. If we do not receive payment for the common stock within thirty (30) days from the date of execution of the Mercatus Agreements, we may demand that the shares be returned to us. As of the date of this filing, the Company has not sold any shares and has not received any funding under either Mercatus Stock Purchase Agreement. The common shares held in escrow number 8,910,620 and are included in the number of shares issued and outstanding on the cover page of this Form 10-QSB. Management believes that it has terminated the Mercatus Agreements, has demanded the return of the shares from escrow, and has placed a stop transfer order on the escrowed shares. Accordingly, the Company has not recognized the escrowed shares as issued and outstanding in the financial statements included in this Form 10-QSB.

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

The Company is currently seeking additional financing. It should be noted that additional financing may not be available on acceptable terms or at all, and any such additional financing could be dilutive to the Company’s stockholders. Such a financing could be necessitated by such things as the loss of existing customers, currently known and unknown capital requirements in light of the factors described above, new regulatory requirements that are outside the Company’s control; or various other circumstances coming to pass that are currently not anticipated by the Company.

GOING CONCERN

Due to the Company’s limited working capital, and continued losses, the Company’s independent auditor in our June 30, 2006 Form 10-KSB has identified a substantial doubt about our ability to continue as a going concern. This condition continues to exist. Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities which may result from the possible inability of the Company to continue as a going concern.

From our inception on September 1, 2003 through June 30, 2006, we have incurred operating losses of $3,262,865. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  - continued

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

Pending Correction on an accounting error.  Around November 15 3, 2006 the Company discovered its an error in itsMacola computer program that tracks most all of the Company’s operations of Sea Spray Aerosol, Inc. is perpetuating some kind of an error that affects the present as well as one or more previously filed financial statements. The Company has taken into account the error and made the necessary corrections in reporting the results of its operations as of September 30, 2006.

and perhaps prior. Management has begun the process of determining the extent of the accounting error(s). By November 16, 2006, the Company had identified an overstatement of cash in the amount of $234,018 as of June 30,2006.
However, the Company has yet does not to know yet what reporting period(s) this error (or errors) belongs to, but is quite sure it is after September 30, 2005. Consequently, the financial statements as of September 30, 2005 remain as previously reported whereas the financial information relating to the fiscal year ended June 30, 2006 has recognized the anticipated changes as a correction of an error pertaining to that prior period. . Management believes the net affect of the unreported error(s) will remain at or near $234,018.

. Management previously had identified there was a problem in the accounting when the Company prepared its fiscal year end financial statements as of June 30, 2006. At that time, the Company believed it had corrected all of the amounts necessary to properly state its financial statements. However, on November 17, 2006, the Company identified another error, which has resulted in an overstatement of cash and cash equivalents of $234,018 as of June 30, 2006. Management believes this error may affect one or more previously reported quarterly financial statements as well.  It does not know if any previously filed quarterly financial statements are also involved. Once management has determined what accounting period(s) the error(s) belongs to, then it will correct its previously filed financial statement(s) and SEC Edgar filing(s), including its fiscal year ended June 30, 2006. Management intends to believes it have this matter resolved and the necessary required amended filings with the SEC prepared and filedwill have been made prior to reporting its December 31, 2006 quarterly unaudited financial statements. by January 31, 2007.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION  - continued

Revenue Recognition. The Company expects our primary source of revenue to come from the sales of our products. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the service has been performed, the fee is fixed and determinable, and the collection is probable.

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

Accounting for Servicing of Financial Assets. Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (SFAS No. 156) simplifies the accounting for servicing assets and liabilities. The adoption of SFAS No. 156 is not anticipated to have an impact on the Company’s Consolidated Financial Statements.

Accounting for Uncertainty in Income Taxes. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) is an interpretation which clarifies FASB Statement No. 109, “Accounting for Income Taxes.” This Statement addresses uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement of a tax position taken, or expected to be taken, in a tax return. Any cumulative impact resulting from the adoption of FIN 48 would be recorded as an adjustment to beginning retained earnings. The Company is currently evaluating the impact of FIN 48 on the Company’s Consolidated Financial Statements.

Accounting for Certain Hybrid Financial Instruments. SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (SFAS No. 155) addresses the application of beneficial interests in securitized financial assets. The adoption of SFAS No. 155 is not anticipated to have an impact on the Company’s Consolidated Financial Statements.

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

ITEM 1. LEGAL PROCEEDINGS  - continued

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

 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Dated November 20, 2006

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

By:	/s/ James Ray
James Ray
President and Chief Executive Officer

By:	/s/ Tina Dennis
Tina Dennis,
Treasurer and Chief Financial Officer (Principal Financial Officer)