Form 10QSB/A
period 2006-09-30
NANO CHEMICAL SYSTEMS HOLDINGS, INC.
filed 2006-11-22
CIK 1172324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB/A
First Amended

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

The number of shares outstanding of the Registrant’s common stock as of September 30, 2006 was 56,577,980.

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

BASIS OF PRESENTATION

The accompanying consolidated interim unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended June 30, 2006. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter and period ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ended June 30, 2007. The financial statements are presented on the accrual basis.

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

See Notes to Financial Statements

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

See Notes to Financial Statements

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

NOTE 5 -GreenTree Initial Asset Value & its Affect on the Financial Statements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

RESULTS OF OPERATIONS—QUARTER ENDING SEPTEMBER 30, 2006 AND 2005

For the three months ended September 30, 2006, we had losses totaling $455,556 compared to losses of $101,980 for the same period in 2005. This increased loss of 353,576 is primarily attributed to a $ 498,279 decrease in sales. As we implement our business plan, we believe our revenues should increase consistently. By focusing our efforts on limiting general and administrative expenses as we increase revenue, we expect to establish net income.

Cost of revenue generally includes costs associated with direct costs of materials. Cost of revenue for the three months ended September 30, 2006 was $297,768 compared to $365,963 for the same period in 2005. The decrease in cost of revenue was generally attributed to a decrease in sales. We expect that this figure will increase significantly as we implement our business plan and increase production of our products.

Selling, general, and administrative expense were $178,569 for the three months ended September 30, 2006, compared to $122,830 for the same period in 2005. The increase was primarily attributed to an increase in legal and accounting fees and costs. We expect that selling, general and administrative expenses will increase as the Company implements its business plan. We expect this increase to take the form of increased wages and employee expenses, sales and marketing expense, and other general and administrative expenses; however, we intend to ensure that any increase in the aforementioned expenses remains commensurate with an increase in revenues.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Interest expense for the three month period ended September 30, 2006 was $26,601, compared to $26,617 for the same period in 2005. These increases were due to the GreenTree Note, described below in “Financing.”

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash, cash equivalents, and investments amounted to $3,656 as of September 30, 2006. The net cash used by the Company’s operating activities was $(88,942) and $76,998 for the three months ended as of September 30, 2006 and 2005, respectively. Net cash provided by financing activities, which is primarily due to major shareholder capital contributions and a note payable, amounted to $47,049 for the three months ended September 30, 2006, compared to $37,608 used in the quarter ended September 30, 2005.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

GOING CONCERN

From our inception on September 1, 2003 through September 30, 2006, we have incurred operating losses of $ 3,262,865. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses. Our independent auditors have issued a going concern qualification in their report dated June 30, 2006, which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there can be no assurance that we will generate sufficient revenues from the services offered by us to operate at a profit or pay expenses.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Impairment or Disposal of Long-Lived Assets.In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 clarifies the accounting for the impairment of long-lived assets and for long-lived assets to be disposed of, including the disposal of business segments and major lines of business. The adoption of this Statement is not expected to have a material effect on our financial statements.

Revenue Recognition.The Company expects our primary source of revenue to come from the sales of our products. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or the service has been performed, the fee is fixed and determinable, and collectibility is probable.

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

Accounting for Uncertainty in Income Taxes.FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) is an interpretation which clarifies FASB Statement No. 109, “Accounting for Income Taxes.” This Statement addresses uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement of a tax position taken, or expected to be taken, in a tax return. Any cumulative impact resulting from the adoption of FIN 48 would be recorded as an adjustment to beginning retained earnings. The Company is currently evaluating the impact of FIN 48 on the Company’s Consolidated Financial Statements.

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

ITEM 3. CONTROL AND PROCEDURES - continued

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

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s quarter ended September 30, 2006, the Company’s Principal Executive Officer and Principal Financial Officer have  determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

ITEM 1. LEGAL PROCEEDINGS - continued

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

Dated November 20, 2006

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

By:	/s/ Mathew M. Zuckerman
Mathew M. Zuckerman
President and Chief Executive Officer

By:	/s/ Tina Dennis
Tina Dennis,
Treasurer and Chief Financial Officer (Principal Financial Officer)