Form 10QSB
period 2006-12-31
NANO CHEMICAL SYSTEMS HOLDINGS, INC.
filed 2007-02-14
CIK 1172324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006.

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

Issuer’s telephone number: 302-628-2100

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

The number of shares outstanding of the Registrant’s common stock as of December 31, 2006 was 59,077,368.

Transitional Small Business Disclosure Format:
Yes  ☐    No  ☒

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Nano Chemical Systems Holdings, Inc., a Nevada corporation, and its subsidiary and predecessors unless otherwise indicated. Unaudited, interim, condensed, consolidated financial statements including a balance sheet for the Company as of the period December 31, 2006, and statements of operations, and statements of cash flows, for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 1 through 17 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying consolidated interim unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended June 30, 2006. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter and period ended December 31, 2006 are not necessarily indicative of results that may be expected for the year ended June 30, 2007. The financial statements are presented on the accrual basis.

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
UNUADITED CONSOLIDATED BALANCE SHEET
(CONDENSED INTERIM FINANCIAL STATEMENTS)
AS OF DECEMBER 31, 2006

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$24,343
Accounts Receivable	48,049
Inventory	471,970
Prepaid Expenses	137,036

Total Current Assets	681,398

PROPERTY & EQUIPMENT
Property and Equipment	431,149
(Less) Accumulated Depreciation	(274,999)

Total Property & Equipment	156,150

OTHER ASSETS
Prepaid Expenses of a Long-Term Nature	57,227
Utility Deposit	12,000

Total Other Assets	69,227

Total Assets	$906,775

LIABILITIES

CURRENT LIABILITIES:
Accounts Payable	$500,994
Accrued Payroll	8,200
Due to Related Parties	530,898

Total Current Liabilities	1,040,092

LONG-TERM DEBT
Note Payable - Related Party	1,333,000
Notes Payable & Related Accrued Interest Payable	301,683

Total Long-Term Debt	1,634,683

Total Liabilities	2,674,775

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock - $.001 par value, 20,000,000 shares authorized, none issued and outstanding	-

Common stock, - $.001 par value, 100,000,000 shares authorized, 59,077,368 shares issued and outstanding	59,077

Additional paid-in capital	1,705,242

Accumulated (Deficit)	(3,532,319)

Net Stockholders' Equity (Deficiency)	(1,768,000)

Total Liabilities & Equity (Deficiency)	$906,775

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
UNUADITED CONSOLIDATED STATEMENTS OF OPERATION
(CONDENSED INTERIM FINANCIAL STATEMENTS)
FOR THE THREE AND SIX MONTHS ENDING DECEMBER 31,

	THREE MONTHS		SIX MONTHS
	2006	2005	2006	2005

SALES	$164,587	$129,135	$366,563	$829,391

COST OF DIRECT MATERIALS	98,315	181,078	396,191	547,041

MARGIN AFTER DIRECT COST OF MATERIALS	66,272	(51,943)	(29,628)	282,350

ALL OTHER OPERATING EXPENSES
Plant Salaries, labor and Employee payroll taxes and benefits	72,980	69,965	141,732	207,338
Plant rent, utilities, depreciation, and other plant overhead	108,989	38,210	194,931	193,834
Administrative Costs, including Compensation and Benefits	87,914	54,092	248,979	168,026
Research and Development	37,586	13,096	54,882	21,992

TOTAL ALL OTHER OPERATING EXPENSES	307,469	175,363	640,524	591,190

OPERATING INCOME (LOSS)	(241,197)	(227,306)	(670,152)	(308,840)

OTHER INCOME (EXPENSE):
Interest Income	-	-	-	-
Interest (Expense)	(28,284)	(26,601)	(54,885)	(53,218)
Other Income (expense)	27	7,484	27	13,656

NET OTHER INCOME (EXPENSE):	(28,257)	(19,117)	(54,858)	(39,562)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(269,454)	(246,423)	(725,010)	(348,402)

PROVISION FOR INCOME TAX	-	-	-	-

NET INCOME (LOSS)	$(269,454)	$(246,423)	$(725,010)	$(348,402)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	(0.00)	(0.00)	(0.01)	(0.01)

BASIC & DILUTED WEIGHTED AVERAGE SHARES
OF COMMON STOCK	57,403,455	49,553,000	56,474,150	49,553,000

See Notes To Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONDENSED INTERIM FINANCIAL STATEMENTS)
FOR THE SIX MONTHS ENDING DECEMBER 31,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(725,010)	$(348,402)
Adjustments to reconcile net (loss)
to net cash from (to) operating activities:
Stock Issued for Services	-	-
Depreciation Property & Equipment	26,970	39,540
Amortization Patents & Formulas	-	2,941
Changes in operating assets and liabilities which
increase (decrease) cash flow:
Accounts Receivable	152,951	(15,398)
Inventory	125,170	106,442
Prepaid Expenses	(62,036)	-
Accounts Payable and accrued expenses	(24,584)	304,514

Net cash provided (used) from operating activities	(506,539)	89,637

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital (Outlays)/Disposals - net	-	(1,029)

Net cash provided (used) from investing activities	-	(1,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Related Parties	53,202	40,530
Term Notes	301,683	-
Common stock sales for cash	130,448

Net cash provided (used) from financing activities	485,333	40,530

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	(21,206)	129,138

CASH AND CASH EQUIVALENTS - Beginning of Period	45,549	7,548

CASH AND CASH EQUIVALENTS - End of Period	$24,343	$136,686

See Notes to Unaudited Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FROM SEPTEMBER 1, 2003 (INCEPTION) TO YEAR ENDING JUNE 30, 2006
AND FOR THE SIX MONTHS ENDING DECEMBER 31, 2006 (UNAUDITED)

	Common Stock		Paid In	Owner's
	Par Value $0.001		Excess	Capital	Accumulated	Net Equity
	Shares	Amount	of Par	Pre Merger	(Deficit)	(Deficiency)

Balance - September 1, 2003	-	$-	$-	$-	$-	$-

Owner's investment				1,584,666		1,584,666

(Loss) for Period September 1, 2003 (Inception) to June 30, 2004 (Year End) (10 Months)					(785,474)	(785,474)

Balance - June 30, 2004	-	-	-	1,584,666	(785,474)	799,192

Common Stock Issued prior to the change of control of the Company on January 27, 2005 when previously known as Heritage Scholastic Corp.
Not part of the change in control	5,551,000	5,551	(5,551)			-
Part of the change in control	25,928,500	25,928	(25,928)			-

Common stock issued on January 27, 2005 in exchange for Nano Chemical Systems, Inc., a wholly owned subsidiary	36,000,000	36,000	14,000		-	50,000

Stock returned from the January 27, 2005 ownership change of 61,928,500 shares of previously issued and newly issued stock	(49,926,500)	(49,926)	49,926	-	-	-

First phase in purchase of a portion of the assets and customer base of GreenTree Spray Technologies, Inc. on March 15, 2005
Stock issued to owner	24,000,000	24,000	76,000	(100,000)		-
Note issued to owner				(1,000,000)		(1,000,000)

Second phase completing the passing all of the assets and operations of GreenTree Spray Technologies, Inc. into the Company on June 30, 2005
Stock issued to owner	8,000,000	8,000	25,333	(33,333)		-
Note issued to owner				(333,000)		(333,000)
Debt GreenTree Spray retained				577,595		577,595
Reclassify rest of Owner's Capital			695,928	(695,928)		-

(Loss) for the fiscal year					(563,157)	(563,157)

Balance - June 30, 2005	49,553,000	49,553	829,708	-	(1,348,631)	(469,370)

Common stock issued for cash	5,802,559	5,803	673,807			679,610

* (Loss) for the period					(1,458,678)	(1,458,678)

Balance - June 30, 2006	55,355,559	55,356	1,503,515	-	(2,807,309)	(1,248,438)

Common stock issued for cash	221,809	221	20,227			20,448
-
(Loss) for the period					(455,556)	(455,556)

Balance -September 30, 2006	55,577,368	55,577	1,523,742	-	(3,262,865)	(1,683,546)

Common stock issued						-
For Cash From Stock Options Exercised	1,000,000	1,000	149,000			150,000
(Less) Receivable From Stock Options Exercised			(40,000)			(40,000)
For Services	2,500,000	2,500	72,500			75,000

(Loss) for the period					(269,454)	(269,454)

Balance - December 31, 2006	59,077,368	$59,077	$1,705,242	$-	$(3,532,319)	(1,768,000)

* Includes the $234,018 correction of error to the prior reported financial statements as of fiscal year ending June 30, 2006 that the Company is still identifying the classifications and reporting needed to properly amend prior filings to the SEC as of June 30, 2006 and possibly as of March 31, 2006 as well.

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED INTERIM
UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

In addition to the 36,000,000 shares the former shareholders of NCS obtained from the Company, they had acquired 25,928,500 shares from other shareholders of the Company. On January 27, 2005, these same two former shareholders of NCS turned back to the Company 49,926,500 shares of stock and let an existing shareholder of the Company that owed them 2,000 shares of stock to keep the stock. This effectively left the former two shareholders of NCS with a total of 12,000,000 shares of common stock in the Company.

As a result of the Share Exchange Agreement, NCS became a wholly owned subsidiary of Heritage Scholastic Corporation. In connection with the Share Exchange Agreement, on February 15, 2005, Heritage Scholastic Corporation changed its name from Heritage Scholastic Corporation to Nano Chemical Systems Holdings, Inc. (hereinafter the “Company”).

The Company has authorized 100,000,000 shares of common stock, par value of $0.001, with 59,077,368 shares issued and outstanding as of December 31, 2006. In addition, the Company has authorized 20,000,000 shares of preferred stock, par value of $0.001, none of which is issued or outstanding. Rights of preferred stock will be defined before or when issuance on such stock occurs.

Refer to the various Notes, particularly to the Note on “Related Party Transactions” for significant ownership and control, and to Note for “Financial Condition and Going Concern” as to the change in management.

Acquisition of Assets and operations of GreenTree Spray Technologies, LLC

Pursuant to an Asset Purchase Agreement between the Company and GreenTree Spray Technologies, LLC, a Delaware limited liability company (“GreenTree”) hereinafter referred to as the “GreenTree Asset Purchase Agreement,” or the “GreenTree Agreement”, the Company purchased the manufacturing assets, technical know-how, proprietary chemical formulae, and other assets and forward going operations of GreenTree in exchange for 32,000,000 shares of its restricted common stock and a promissory note in the principal amount of $1,333,000 (the “GreenTree Note”). The GreenTree Note requires quarterly interest accrued at 8% per annum with a final balloon payment equal to all remaining outstanding principal and interest due on March 31, 2007. Certain assets of the Company secure the GreenTree Note. The GreenTree Asset Purchase Agreement took effect over two phases. The first phase encompassed approximately 75% of the assets and operations on March 15, 2005, and the second phase brought in the balance of the assets and operations on June 30, 2005. For purposes of simplicity, the entire acquisition was recognized as of June 30, 2005. This agreement brought about a merger referred to as a “reverse acquisition” as discussed further in this footnote.

Refer also to other Notes discussing this purchase from the GreenTree Agreement.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED INTERIM
UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - Organization, History and Business Activity - continued

Financial reporting of Company treated as a “reverse acquisition”

Pursuant to the GreenTree Agreement, all GreenTree assets were transferred into the Company in two steps, the first on March 15, 2005 and the second on June 30, 2005. At that time, the owner of GreenTree took control of the Company, owning the majority of the Company stock.

The GreenTree Agreement constitutes a “reverse acquisition.” Accordingly, the prior financial history of the Company drops out and the prior financial history of GreenTree steps into its place, even though the Company survives the merger.

In August 2003, Marc Mathys (owner of GreenTree) purchased the assets of the then recently closed aerosol plant and operations of GreenTree Chemical Technologies, Inc., a division of an unrelated company, located in Seaford, Delaware. He reopened the plant in the same location and reestablished the manufacturing of canned aerosol products. On March 21, 2005, a Delaware limited liability company (LLC) was organized under the name of GreenTree Spray Technologies, LLC (“GreenTree”) and is owned 100% by Marc Mathys. It holds the secured promissory note the Company owes of $1,333,000. The notes are due and payable March 31, 2007. The Company is in default on the notes and related accrued interest payable, as no payments have been made to date.

NOTE 2 - Summary of Significant Accounting Policies

(a) - General Statement of Accounting and Basis of Presentation

The Company prepares its books and records on the accrual basis for financial reporting. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The Company has two wholly owned subsidiaries:
Nano Chemical Systems, Inc.
Sea Spray Aerosol, Inc.

The Subsidiary, Nano Chemical Systems, Inc., (“Nano Inc.”) acquired two patent applications for $50,000. These patent applications were not renewed resulting in them being impaired and written off as of June 30, 2006. Nano Inc. has created other formulas that it is seeking to obtain funding to commercially develop. Nano Inc. is the research and development arm of the Company. Nano Inc. filed two US Patent applications in calendar year 2006. The titles of the inventions are: “Enhanced Petroleum-Based Aliphatic Hydrocarbon Lubricant Using Inorganic Fullerene-like Nanospheres” and “Non-Polymeric Encapsulation of a Key React to Control Chemo-Fluorescent Active Reaction Period for Chemoluminecent Paint.”

The rest of the Company and its operations are operated through Sea Spray Aerosol, Inc. (“SeaSpray”), a wholly owned subsidiary organized around April 2006 to own and operate such operations. These operations initially came from the GreenTree Asset Agreement and were previously operated directly under the name of the Company.

The accompanying consolidated financial statements include the accounts of its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(b) - Income Taxes

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. Due to the GreenTree Agreement, the Company underwent an ownership change as defined in Section 382 of the Internal Revenue Code. Refer to the Note on “GreenTree Agreement.” Of the $3,532, accumulated losses of the Company, only $2,633,000 is available to the Company as net operating loss carry forwards, beginning to expire in 2019. No income tax benefit is recognized in the financial statements, as it is not known whether such losses will be used in the future.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED INTERIM
UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2 - Summary of Significant Accounting Policies - continued

(c) - Reclassifications

The Company has reclassified and restated certain amounts in the period ending December 31, 2005 to conform to the current financial statement presentation.

NOTE 3 - Financial Condition and Going Concern

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The operations of the Company since inception (September 1, 2003) have sustained continued operating losses. In the event the Company is unable to raise sufficient operating capital, the aforementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the occurrence of such conditions and have been prepared assuming that the Company will continue as a going concern. Management indicates that the financial arrangement the Company has entered into with Pangea Ultima Corporation can provide financing for continued operations.

Since September 30, 2006 the Company appointed Matthew Zuckerman as the Chief Executive Officer (“CEO”), and James Ray has resigned. Under his direction the Company continues seeking additional funding and is continuing the effort to develop a strong marketing plan in an effort to increase operations and to turn the Company into a profitable operation. The plant can handle much more volume with its existing plant configuration. Management indicates that the Company recently booked private labeled orders from two customers based on verbal commitments and partial written orders that can result in a ten fold increase in sales during calendar year 2007 over the annualized sales rate reported herein for the second quarter of Fiscal Year 2007. Management is optimistic these new developments will garner net operating profits in the near future.

NOTE 4 - GreenTree Agreement

On or about March 15, 2005 a Form 8-K was filed with the Securities and Exchange Commission (“SEC”) disclosing the GreenTree Agreement and that the first phase had taken place and that the second phase would take place on or before June 30, 2005. The second phase took place on June 30, 2005. Under the GreenTree Agreement, the Company ultimately acquires all of the assets, proprietary chemical formulations, know how, intellectual property, goodwill, and operations going forward, of GreenTree. The Company’s results of operations as of June 30, 2005 and forward do recognize the entire operations of GreenTree.

On March 15, 2005, the Company and GreenTree Spray Technologies, LLC (“GreenTree”), owned 100% by Marc Mathys, entered into an Asset Purchase Agreement (“GreenTree Agreement”) buying approximately 75% of all of the assets and ongoing operations of GreenTree in exchange for a $1,000,000 promissory note bearing 8% accrued interest with the entire amount due on March 31, 2007 and for 24,000,000 newly issued restricted shares of common stock of the Company valued at $100,000. On June 30, 2005, the remaining balance of the assets and ongoing operations completed the asset purchase in exchange for an additional $333,000 promissory note and 8,000,000 shares of common stock of the Company valued at $33,333. This totals $1,333,000 for the note payable to GreenTree, as a related party, and $133,333 for the fair value of the stock issued. The debt obligation is secured by the assets transferred, or its equivalent thereafter, as outlined in the Security Agreement. The Company has not made the required quarterly interest payments under the GreenTree Note, and therefore, is currently in default under the GreenTree Note. Currently, $159,606 in accrued interest is payable and is included as part of the $530,898 Due to Related Parties on the Balance Sheet as of December 31, 2006.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED INTERIM
UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4 - GreenTree Agreement - continued

The excess paid over the recorded value of the assets, including the $133,333 fair value for the common stock issued, is considered intangible assets, including goodwill. However, in a “reverse acquisition,” the excess paid in the transaction is offset against equity rather than recognized as an “intangible asset.” This is as per the guidelines set forth by the Staff of the Securities and Exchange Commission (“SEC”). In dealing with “reverse acquisitions,” the Staff of the SEC takes the position that a “reverse acquisition” is a restructuring of the ownership and equity of the Company, not a purchase, and therefore, it does not fall under the guidelines of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FASB  141”). FASB 141 recognizes an asset purchase as a business combination and requires an entity to record the asset purchase as a purchase, wherein the Company then assigns the fair value as the amount to record the value of assets on the financial statements at the point of purchase. Consequently, FASB 141, which would recognize goodwill and intangibles, does not get recognized in this form of an asset purchase under the guidelines of the Staff of the SEC. These financial statements follow the guidelines of the Staff of the SEC.

NOTE 5 - GreenTree Initial Asset Value & its Affect on the Financial Statements

Marc Mathys purchased the assets of GreenTree from an unrelated third party company effective September 1, 2003 for $300,000 plus additional amounts he had to pay over the next few months to keep selected vendors supplying raw materials and selected other creditors to continue providing needed services and facilities. This increased his actual purchase price to approximately $365,000. He did not buy the predecessor’s company nor assume their position. Rather, he acquired it as an asset purchase. He did buy and did use the predecessor’s computer software and accounting system that has remained in place to do the accounting even as of December 31, 2006.

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

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED INTERIM
UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 5 - GreenTree Initial Asset Value & its Affect on the Financial Statements - continued

GreenTree recorded its assets at the value as carried on the predecessor company’s records, which approximated $1,100,000, or approximately $735,000 more than cost. The Company in developing the financial statements concluded that the spirit of FASB No. 141 is best served to have comparable statements of operations at the sacrifice of using the purchase method of accounting. So, rather than recognize a “built in gain” in the statement of operations, this difference of approximately $735,000 has been removed from the statement of operations and instead placed in the balance sheet as part of “Owner’s Capital Pre Merger” as recognized on the Statement of Stockholders’ Equity. Management is of the opinion that the accounting treatment reporting the assets at the predecessor’s cost more uniformly recognizes revenues and expenses in a more consistent light than if the purchase method of accounting had been used. The method used more clearly reflects the results of operations for each fiscal years ending June 30, 2007 and 2006 and each corresponding quarter therein, thus allowing one to more clearly see the results of operations in a consistent and more meaningful manner than would otherwise be reported. It also reflects more clearly the overall results of operations and asset values on a consistent basis, taking into consideration the required method of accounting to recognize the asset purchase of the assets from GreenTree by the Company on March 15, 2005 and completed on June 30, 2005 as discussed in the prior Note “GreenTree Agreement.”

The only difference in comparing the assets from September 1, 2003 (date of inception), which is not using the purchase price, and as recognized as of June 30, 2005, which uses the purchase price, is the values assigned to property and equipment. The Company has elected accelerated depreciation methods to more quickly bring the two methods into compliance with each other. Management estimates that the net asset value of property and equipment at December 31, 2006 is approximately $51,000 greater using the predecessor’s basis over what the purchase method of accounting would reflect. All other assets as of December 31, 2006 are at cost, as the flow through of the costs established at September 1, 2003 have long since passed through the accounting in the financial statements. Again, these “built in gains, ” or differences, are not recognized in the statements of operations, but rather are recognized in one step in the statement of stockholders’ equity as part of the initial balance of “Owner’s Capital Pre Merger,” except for the additional depreciation expense recognized through the statement of operations of approximately $63,400 for the ten months ended June 30, 2004, $66,700 for the fiscal year ended June 30, 2005, $45,200 for the fiscal year ended June 30, 2006 and $10,600 for the six months ended December 31, 2006.

NOTE 6 - Related Parties

As of December 31, 2006, one shareholder, GreenTree Spray Technologies, LLC (“GreenTree LLC”), owns the controlling interest in the Company, holding 32,000,000 shares, or 54.2% if all stock ownership. Of the 32,000,000 shares, 8,000,000 shares are in dispute by the Company and have not been issued. Even though all 32,000,000 shares are reported in the financial statements as issued and outstanding, if the 8,000,000 shares in dispute were settled in favor of the Company, then 24,000,000 out of 51,077,368 shares, or 47.0% of all stock, issued and outstanding would be in control of GreenTree LLC.

The Company owes Marc Mathys and his related companies (GreenTree LLC and Harvard Chemical) combined at least $1,333,000 plus accrued interest at 8% since around March 15, 2005. Refer to Note on “Contingent Liability Regarding GreenTree Agreement” for further explanation regarding this matter.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED INTERIM
UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 7 - CONTINGENT LIABILITIES REGARDING GREENTREE AGREEMENT

In the GreenTree Agreement, present Management takes the position that the Company assumes no liabilities, both known and unknown. Marc Mathys as the seller disagrees and contends that the accounts receivable should not have gone to the Company. Even though he remains as the majority shareholder, he has since resigned as an officer and director of the Company and takes no active part in the Company.

As of June 30, 2006 and 2005, the Company has recognized some liabilities it claims it does not owe as well as the receivables Marc Mathys claims are not the Company’s, the net of which approximates $680,000 liabilities over what management believes the GreenTree Agreement states. In contrast, Marc Mathys believes the GreenTree Agreement requires the Company to assume approximately $578,000 more in liabilities over what is recognized in these financial statements as of December 31, 2006.

Management and Marc Mathys continue negotiating in an effort to resolve these matters. Management is of the opinion that the Company is presently recognizing in these financial statements the maximum it may ultimately owe Marc Mathys and his entities.

GreenTree has not paid Tech Spray, L.P., a supplier, for $226,000 in raw material product purchased the end of June 2005. The vendor filed a complaint in Delaware seeking collection against GreenTree, LLC (Marc Mathys’ personal business) as well as Marc Mathys personally. GreenTree LLC claims the debt is owed by the Company, while the Company claims it is owed by Marc Mathys, d.b.a. GreenTree LLC. Both GreenTree LLC and the Company acknowledge the money is owed; each claiming it is the responsibility of the other. The entire amount due is recognized as part of the accounts payable by the Company and is part of the $680,000 the Company believes is not its responsibility to pay but has recognized in the financial statements.

In conjunction with pending legal matters, the Company could be indirectly liable for two legal proceedings regarding the GreenTree operations prior to the Company acquiring the GreenTree assets and operations. Management considers these two legal matters as not obligations of the Company and therefore no amounts have been recognized in the financial statements for these contingent liabilities.

The first matter deals with sixteen containers used in the operations that GreenTree understood and said it owned. However, Mitchell Container Services, Inc. has filed a lawsuit in Delaware which may now be in a default judgment, demanding $22,000 in back rents and other related costs to collect and another $26,000 to buy out the containers, for a total of $48,000. The Company continues to use the sixteen containers in its operations.

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

NOTE 8 - Common Stock Sold for Cash

From July 1, 2006 to September 30, 2006 the Company sold 221,809 shares of common stock for $20,448 in cash.

From October 1, 2006 to December 31, 2006 the Company issued 1,000,000 shares of common stock for $150,000 cash when Robert Esposito, or his assignees, which had owned approximately 5,300,000 stock options, exercised 1,000,000 stock options at $0.15 per share. The remaining 4,300,000 stock options as of December 31, 2006 he can exercise at anytime for $0.15 per share. He exercised an additional 200,000 stock options for 200,000 shares during January 2007.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED INTERIM
UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 9 - Common Stock Issued for Services

During November 2006 the Company entered into a consulting agreement with a non-employee, non-officer of the Company for services to perform through November 2007. As an incentive to work with the Company, the Company issued a one time, non-refundable, up front payment of 2,500,000 shares of restricted common stock. All future services by the consulting company through November 2007 have been prepaid with the issuance of this stock. The Company has chosen to record the value of this stock as a prepaid expense and to write it off over twelve months. The non-employee consultant has determined the value of his services at $75,000; accordingly, the value assigned for this restricted stock has been set at $75,000.

In addition, the Company entered into another consulting agreement with another non-employee, non-officer. The agreement was signed in December 2006 and took affect when the Company issued 70,000 restricted shares of common stock in January 2007 as an up front non-returnable incentive bonus. Additional amounts will be due upon the raising for funds and other capital as a commission. This agreement lasts for six months. Nothing is recognized in these financial statements as of December 31, 2006.

The consultant has valued this initial service for the stock at $5,000, which will be the value placed on the issuance of the stock in January 2007.

NOTE 10 - Stock Issued and Awaiting Cancellation

On December 15, 2005, we entered into two Stock Purchase and Subscription Agreements with Mercatus & Partners, LP (“Mercatus”) (collectively, the “Mercatus Agreements”). Under each Mercatus Agreement, Mercatus may purchase 4,455,310 shares of our common stock at $.38 per share. Each Mercatus Agreement provides Mercatus up to thirty (30) days to purchase our common stock. If we do not receive payment for the common stock within thirty (30) days from the date of execution of the Mercatus Agreements, we may demand that the shares be returned to us. As of the date of this filing, the Company has not received any funding under either Mercatus Stock Purchase Agreement and there can be no assurance that the Company will ever receive any proceeds under either Mercatus Stock Purchase Agreement. The two share certificates in the amount of 4,455,310 each issued for a total of 8,910,620 shares to Mercatus & Partners were returned to the Company and cancelled on February 5, 2007. This stock, which was held in escrow, was not ever recognized as issued and outstanding stock.

The Company has sought continuing financing and may issue additional shares to raise operating capital or obtain loans and services.(1)

NOTE 11 - Prepaid Expenses

The Company has incurred two kinds of prepaid expenses it is reporting as a current asset. The first is discussed above under “Common Stock Issued for Services” for $75,000 and it is being expensed over twelve months with the first month as January 2007 as no services had been performed until then; thus, leaving the full $75,000 as prepaid as of December 31, 2006.

(1)"Since September 30, 2006, the Company issued 12,000,000 shares of stock for each of three different entities for a total of 36,000,000 shares of common stock in connection with proposed transactions. The Draft Agreements for these share are unsigned and delivery of these shares has been rescinded by mutual consent and the stock was never recognized as issued and outstanding shares."

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED INTERIM
UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 11 - Prepaid Expenses - continued

The other prepaid expense is a current asset for $67,675. It relates to the reimbursement to an officer for expenses he has or will incur during the twelve months ending November 2007. Therefore, $5,640 has been expensed as of December 31, 2006, leaving $62,035 as prepaid. The Company does not perceive this as a loan receivable, which is prohibited to have in publicly held companies in excess of what was already there before a non public company becomes subject to filing with the SEC. Rather, these expenses incurred and yet to incur benefit all of the periods through November 2007, so the related expense is evenly spread throughout the entire twelve month period.

NOTE 12 - Notes payable

Between November 29 and December 31, 2006 the Company borrowed $300,000 from Pangea Ultima Corporation (“Pangea”), a non-related company. The terms involve notes that are non-assignable and unsecured; bearing daily interest accrued at a rate of 10% annually. All notes have principal and accrued interest due dates of November 28, 2008. As of December 31, 2006 the $300,000 borrowed has accrued $1,683 in interest, totaling $301,683 payable.

NOTE 13 - Correction of Accounting Error(s) in Prior Period(s)

Around November 15, 2006 the Company discovered its computerized accounting data used in preparing financial statements did not include all of the Company’s financial activity occurring on or before June 30, 2006. The amount of the error, which is $234,018, involves an overstatement of cash and cash equivalents on the balance sheet of the Company as of June 30, 2006. This is a significant amount and the Company has determined that the released financial statements for its year-end June 30, 2006 should not be relied upon. The Company has taken into account these errors and made the necessary corrections in reporting the results of its operations since its year-end June 30, 2006 for the three months ending September 30, 2006 and for the six months ending December 31, 2006.

Presently, the Company is still identifying whether the only accounting periods involved is just June 30, 2006, or whether it also affects March 31, 2006. Management believes the correction of an accounting error does not affect any periods prior to March 31, 2006. Therefore, the financial statements as of December 31, 2005 remain as previously reported while the statement of equity in this December 31, 2006 quarterly reporting has recognized the correction of error as of June 30, 2006. The Company has not filed an 8-K reporting this error as it thought it would promptly resolve the matter. The Company intends to make the necessary corrections and to file the amended 10-KSB as of June 30, 2006 and the 10-QSB as of March 31, 2006, if needed, before filing its quarterly report as of March 31, 2007.

NOTE 14 - SEC Investigation of the Company

Around March 2006 the Company received a subpoena issued by the Securities and Exchange Commission (“SEC”) asking for certain data, documents, and depositions dealing primarily with the acquisitions and ownership changes of the Company during 2004 to around March 2006. Management is of the opinion that it has provided all that the SEC has requested and intends to remain totally cooperative with any other requests that the SEC may make. The current status of this investigation is unknown by the Company. However, the Company has received no notices or correspondence during this quarter or the prior two quarters of operations. Therefore Management believes, although it cannot be certain, that the initial inquiry was fully satisfied by the response the Company made at the time.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

RESULTS OF OPERATIONS—QUARTER ENDING DECEMBER 31, 2006 AND 2005

For the six months ended December 31, 2006, we had losses totaling $725,010 compared to losses of $348,402 for the same period in 2005. This increased loss of $376,608 is primarily attributed to a $462,828 decrease in sales. As we implement our business plan, we believe our revenues should increase consistently. By focusing our efforts on limiting general and administrative expenses as we increase revenue, we expect to establish net income.

Sales for the six months ended December 31, 2006 and 2005 are $366,593 and $829,391 respectively, a decrease of $462,828, or 56%. The decrease was primarily attributed to cash flow shortages which in turn restricted production and the ability to take on new orders and getting them timely filled. We expect that sales will increase markedly as the Company implements its business plan. We expect this increase to take the form of increased costs; however, we intend to ensure that gross profit margins will improve over what we presently experience. We have already invested $20,000 this quarter to upgrade our production lines in anticipation of the new sales orders we are receiving and expect to receive. We are negotiating a better method in selling to allow our production to flow through the assembly lines in a more efficient manner. Our customers are responding favorably.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Cost of direct materials for the six months ended December 31, 2006 was $396,191 compared to $547,041 for the same period in 2005. The $150,850 decrease in cost of revenue was generally attributed to a decrease in sales. We expect that this figure will increase significantly as we implement our business plan and increase production of our products. We expect this increase to take the form of increased direct materials and packaging; however, we intend to ensure that any increase in the aforementioned expenses remains commensurate with an increase in revenues

Plant salaries, labor, and employee payroll taxes and benefits were $171,732 for the six months ended December 31, 2006, compared to $207,338 for the same period in 2005. The decrease was primarily attributed to a decrease in sales. We expect that these costs will increase as the Company implements its business plan. We expect this increase to take the form of increased wages and employee expenses; however, we intend to ensure that any increase in the aforementioned expenses remains commensurate with an increase in revenues.

Plant, rent, utilities, depreciation, and other plant overhead were $194,931 for the six months ended December 31, 2006, compared to $193,834 for the same period in 2005. The costs are generally fairly well fixed in nature and should not change significantly despite the sales volume increases we expected, provided an expansion of the existing plant and facilities remains constant. We intend to ensure that any increase in the aforementioned expenses remains commensurate with an increase in revenues.

Selling, general, and administrative expense were $248,979 for the six months ended December 31, 2006, compared to $168,026 for the same period in 2005. The increase was primarily attributed to an increase in legal and accounting fees and costs. We expect that selling, general and administrative expenses will increase as the Company implements its business plan. We expect this increase to take the form of increased wages and employee expenses, sales and marketing expense, and other general and administrative expenses; however, we intend to ensure that any increase in the aforementioned expenses remains commensurate with an increase in revenues.

Research and Development expenses were $54,882 for the six months ended December 31, 2006, compared to $21,992 for the same period in 2005. The increase was primarily attributed to an increase in employee participation in research and development. The Company is making a concerted effort to increase its research and development activities.

Interest expense for the six month period ended December 31, 2006 was $54,885, compared to $53,218 for the same period in 2005. These increases were due to the Pangea Ultima Corporation Notes, described below in “Financing.”

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash, cash equivalents, and investments amounted to $24,343 as of December 31, 2006. The net cash provided or (used) by the Company’s operating activities was $(508,539) and $89,637 for the six months ended as of December 31, 2006 and 2005, respectively. Net cash provided or (used) by financing activities, which is primarily due to stock issued for cash and notes payable, amounted to $485,333 for the six months ended December 31, 2006, compared to $40,530 in the quarter ended December 31, 2005.

As of December 31, 2006, we had cash on hand of approximately $24,000, which is not sufficient to satisfy our operating requirements through June 31, 2007. To satisfy our operating requirements through June 30, 2007 we estimate that we will need an additional $300,000. If we do not generate revenues or secure debt or equity financing before the end of June 30, 2007, we anticipate that we will be unable to adequately package and sell the nano enhanced products that are being developed by our Research and Development department.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

The Company’s actual future capital requirements in 2007 and beyond will depend, however, on many factors, including customer acceptance of the Company’s current and potential products, continued progress in the Company’s research and development activities and product testing programs, the magnitude of these activities and programs, and the costs necessary to increase and expand the Company’s manufacturing capabilities and to market and sell the Company’s products. Other important issues that will drive future capital requirements will be the development of new markets and new customers as well as the continued service of existing customers.

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

On December 15, 2005, we entered into two Stock Purchase and Subscription Agreements with Mercatus & Partners, LP (“Mercatus”) (collectively, the “Mercatus Agreements”). Under each Mercatus Agreement, Mercatus may purchase 4,455,310 shares of our common stock at $.38 per share. Each Mercatus Agreement provides Mercatus up to thirty (30) days to purchase our common stock. If we do not receive payment for the common stock within thirty (30) days from the date of execution of the Mercatus Agreements, we may demand that the shares be returned to us. As of the date of this filing, the Company has not received any funding under either Mercatus Stock Purchase Agreement and there can be no assurance that the Company will ever receive any proceeds under either Mercatus Stock Purchase Agreement. The two share certificates in the amount of 4,455,310 each issued for a total of 8,910,620 shares to Mercatus & Partners were returned to the Company and cancelled on February 5, 2007. This stock, which was held in escrow, was not ever recognized as issued and outstanding stock.
The Company has sought continuing financing and may issue additional shares to raise operating capital or obtain loans and services.(2)

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

(2)"Since September 30, 2006, the Company issued 12,000,000 shares of stock for each of three different entities for a total of 36,000,000 shares of common stock in connection with proposed transactions. The Draft Agreements for these share are unsigned and delivery of these shares has been rescinded by mutual consent and the stock was never recognized as issued and outstanding shares."

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

GOING CONCERN

From our inception on September 1, 2003 through December 31, 2006, we have incurred operating losses of $3,532,319. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses. Our independent auditors have issued a going concern qualification in their report dated October 12, 2006, which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there can be no assurance that we will generate sufficient revenues from the services offered by us to operate at a profit or pay expenses. Management indicates that the financial arrangement the Company has entered into with Pangea Ultima Corporation can provide financing for continued operations.

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

Pending Correction on an accounting error.  Around November 15, 2006 the Company discovered its computerized accounting data used in preparing financial statements did not include all of the Company’s financial activity occurring on or before June 30, 2006. The amount of the error, which is $234,018, involves an overstatement of cash and cash equivalents on the balance sheet of the Company as of June 30, 2006. This is a significant amount and the Company has determined that the released financial statements for its year-end June 30, 2006 should not be relied upon. The Company has taken into account these errors and made the necessary corrections in reporting the results of its operations since its year-end June 30, 2006 for the three months ending September 30, 2006 and for the six months ending December 31, 2006.

Presently, the Company is still identifying whether the only accounting periods involved is just June 30, 2006, or whether it also affects March 31, 2006. Management believes the correction of an accounting error does not affect any periods prior to March 31, 2006. Therefore, the financial statements as of December 31, 2005 remain as previously reported while the statement of equity in this December 31, 2006 quarterly reporting has recognized the correction of error as of June 30, 2006. The Company has not filed an 8-K reporting this error as it thought it would promptly resolve the matter. The Company intends to make the necessary corrections and to file the amended 10-KSB as of June 30, 2006 and the 10-QSB as of March 31, 2006, if needed, before filing its quarterly report as of March 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

ITEM 3. CONTROL AND PROCEDURES - continued

Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s quarter ended December 31, 2006, the Company’s Principal Executive Officer and Principal Financial Officer have  determined that there are no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From July 1, 2006 to December 31, 2006 the Company sold 221,809 shares of common stock for $20,448 in cash, which was used is its operations.

From October 1, 2006 to December 31, 2006 the Company issued 1,000,000 shares of common stock for $150,000 cash when Robert Esposito, or his assignees, which had owned approximately 5,300,000 stock options, exercised 1,000,000 stock options at $0.15 per share. The remaining 4,300,000 stock options as of December 31, 2006 he can exercise at anytime for $0.15 per share. He exercised an additional 200,000 stock options for 200,000 shares during January 2007. All proceeds were used in the Company’s operations.

During November 2006 the Company entered into a consulting agreement with a non-employee, non-officer of the Company for services to perform through November 2007. As an incentive to work with the Company, the Company issued a one time, non-refundable, up front payment of 2,500,000 shares of restricted common stock. All future services by the consulting company through November 2007 have been prepaid with the issuance of this stock. The Company has chosen to record the value of this stock as a prepaid expense and to write it off over twelve months. The non-employee consultant has determined the value of his services at $75,000; accordingly, the value assigned for this restricted stock has been set at $75,000. These services will be used in helping raise capital for the Company.

In addition, the Company entered into another consulting agreement with another non-employee, non-officer. The agreement was signed in December 2006 and took affect when the Company issued 70,000 restricted shares of common stock in January 2007 as an up front non-returnable incentive bonus. Additional amounts will be due upon the raising for funds and other capital as a commission. This agreement lasts for six months. Nothing is recognized in these financial statements as of December 31, 2006. The consultant has valued this initial service for the stock at $5,000, which will be the value placed on the issuance of the stock in January 2007. These services will be used in helping raise capital for the Company.

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
_____________
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