Form 10QSB
period 2007-03-31
NANO CHEMICAL SYSTEMS HOLDINGS, INC.
filed 2007-05-22
CIK 1172324

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

The number of shares outstanding of the Registrant’s common stock as of December 31, 2006 was 60,222,368.

Transitional Small Business Disclosure Format:
Yes  ☐    No  ☒

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term “Company” refers to Nano Chemical Systems Holdings, Inc., a Nevada corporation, and its subsidiary and predecessors unless otherwise indicated. Unaudited, interim, condensed, consolidated financial statements including a balance sheet for the Company as of the period March 31, 2007, and statements of operations, and statements of cash flows, for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 1 through 17 and are incorporated herein by this reference.

BASIS OF PRESENTATION

The accompanying consolidated interim unaudited financial statements are presented in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions for Form 10-QSB and Item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying statements should be read in conjunction with the audited financial statements for the year ended June 30, 2006. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the quarter and period ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ended June 30, 2007. The financial statements are presented on the accrual basis.

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
UNUADITED CONSOLIDATED BALANCE SHEET
(CONDENSED INTERIM FINANCIAL STATEMENTS)
AS OF MARCH 31, 2007

ASSETS

CURRENT ASSETS:
Cash and Cash Equivalents	$13,490
Accounts Receivable	97,702
Inventory	478,669
Prepaid Expenses	97,132

Total Current Assets	686,993

PROPERTY & EQUIPMENT
Property and Equipment	434,841
(Less) Accumulated Depreciation	(288,434)

Total Property & Equipment	146,407

OTHER ASSETS
Prepaid Expenses of a Long-Term Nature	-
Utility Deposit	12,000

Total Other Assets	12,000

Total Assets	$845,400

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEET
(CONDENSED INTERIM FINANCIAL STATEMENTS)
AS OF MARCH 31, 2007

LIABILITIES

CURRENT LIABILITIES:
Accounts Payable	$433,445
Accrued Payroll	8,200
Due to Related Parties	557,499

Total Current Liabilities	999,144

LONG-TERM DEBT
Note Payable - Related Party	1,333,000
Notes Payable & Related Accrued Interest Payable	572,939

Total Long-Term Debt	1,905,939

Total Liabilities	2,905,083

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock - $.001 par value, 20,000,000 shares
authorized, none issued and outstanding	-

Common stock, - $.001 par value, 100,000,000 shares
authorized, 60,222,368 shares issued and outstanding	60,222

Additional paid-in capital	1,924,597

Accumulated (Deficit)	(4,044,502)

Net Stockholders' Equity (Deficiency)	(2,059,683)

Total Liabilities & Equity (Deficiency)	$845,400

See Notes to Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(CONDENSED INTERIM FINANCIAL STATEMENTS)
FOR THE THREE AND NINE MONTHS ENDING MARCH 31,

	THREE MONTHS		NINE MONTHS
	2007	2006	2007	2006

SALES	$233,583	$165,009	$600,147	$994,400

COST OF DIRECT MATERIALS	172,686	186,467	568,877	733,508

MARGIN AFTER DIRECT COST OF MATERIALS	60,897	(21,458)	31,270	260,892

ALL OTHER OPERATING EXPENSES
Plant Salaries, labor and Employee payroll taxes and benefits	84,188	66,145	225,920	273,484
Plant rent, utilities, depreciation, and other plant overhead	78,832	74,818	273,764	268,653
Administrative Costs, including Compensation and Benefits	221,703	161,461	521,497	364,424
Research and Development	151,000	28,500	155,040	28,500

TOTAL ALL OTHER OPERATING EXPENSES	535,723	330,924	1,176,221	935,061

OPERATING INCOME (LOSS)	(474,826)	(352,382)	(1,144,951)	(674,169)

OTHER INCOME (EXPENSE):
Interest Income	-	-	-	-
Interest (Expense)	(37,357)	(26,601)	(92,242)	(53,218)
Other Income (expense)	-	-		-

NET OTHER INCOME (EXPENSE):	(37,357)	(26,601)	(92,242)	(53,218)

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAX	(512,183)	(378,983)	(1,237,193)	(727,387)

PROVISION FOR INCOME TAX	-	-	-	-

NET INCOME (LOSS)	$(512,183)	$(378,983)	$(1,237,193)	$(727,387)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	(0.01)	(0.01)	(0.02)	(0.01)

BASIC & DILUTED WEIGHTED AVERAGE SHARES
OF COMMON STOCK	57,403,455	57,403,455	56,474,150	56,474,150

See Notes To Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONDENSED INTERIM FINANCIAL STATEMENTS)
FOR THE SIX MONTHS ENDING DECEMBER 31,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,237,193)	$(727,387)
Adjustments to reconcile net (loss)
to net cash from (to) operating activities:
Stock Issued for Services	13,500	-
Depreciation Property & Equipment	40,405	59,310
Amortization Patents & Formulas	-	3,676
Changes in operating assets and liabilities which
increase (decrease) cash flow:
Accounts Receivable	103,299	115,672
Inventory	118,471	197,201
Prepaid Expenses	35,095	-
Accounts Payable and accrued expenses	(79,634)	276,984

Net cash provided (used) from operating activities	(1,006,057)	(74,544)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital (Outlays)/Disposals - net	(3,692)	(1,029)

Net cash provided (used) from investing activities	(3,692)	(1,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Due to Related Parties	67,303	84,057
Term Notes	572,939	-
Common stock sales for cash	337,448	342,966

Net cash provided (used) from financing activities	977,690	427,023

NET INCREASE (DECREASE) IN CASH EQUIVALENTS	(32,059)	351,450

CASH AND CASH EQUIVALENTS - Beginning of Period	45,549	7,548

CASH AND CASH EQUIVALENTS - End of Period	$13,490	$358,998

See Notes to Unaudited Financial Statements

NANO CHEMICAL SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FROM SEPTEMBER 1, 2003 (INCEPTION) TO YEAR ENDING JUNE 30, 2006
AND FOR THE NINE MONTHS ENDING MARCH 31, 2007 (UNAUDITED)

	Common Stock		Paid In	Owner's
	Par Value $0.001		Excess	Capital	Accumulated	Net Equity
	Shares	Amount	of Par	Pre Merger	(Deficit)	(Deficiency)

Balance - September 1, 2003	-	$-	$-	$-	$-	$-

Owner's investment				1,584,666		1,584,666

(Loss) for Period September 1, 2003 (Inception) to June 30, 2004 (Year End) (10 Months)					(785,474)	(785,474)

Balance - June 30, 2004	-	-	-	1,584,666	(785,474)	799,192

Common Stock Issued prior to the change of control of the Company on January 27, 2005 when previously known as Heritage Scholastic Corp.
Not part of the change in control	5,551,000	5,551	(5,551)			-
Part of the change in control	25,928,500	25,928	(25,928)			-

Common stock issued on January 27, 2005 in exchange for Nano Chemical Systems, Inc., a wholly owned subsidiary	36,000,000	36,000	14,000		-	50,000

Stock returned from the January 27, 2005 ownership change of 61,928,500 shares of previously issued and newly issued stock	(49,926,500)	(49,926)	49,926	-	-	-

First phase in purchase of a portion of the assets and customer base of GreenTree Spray Technologies, Inc. on March 15, 2005
Stock issued to owner	24,000,000	24,000	76,000	(100,000)		-
Note issued to owner				(1,000,000)		(1,000,000)

Second phase completing the passing all of the assets and operations of GreenTree Spray Technologies, Inc. into the Company on June 30, 2005
Stock issued to owner	8,000,000	8,000	25,333	(33,333)		-
Note issued to owner				(333,000)		(333,000)
Debt GreenTree Spray retained				577,595		577,595
Reclassify rest of Owner's Capital			695,928	(695,928)		-

(Loss) for the fiscal year					(563,157)	(563,157)

Balance - June 30, 2005	49,553,000	49,553	829,708	-	(1,348,631)	(469,370)

Common stock issued for cash	5,802,559	5,803	673,807			679,610

* (Loss) for the period					(1,458,678)	(1,458,678)

Balance - June 30, 2006	55,355,559	55,356	1,503,515	-	(2,807,309)	(1,248,438)

Common stock issued for cash	221,809	221	20,227			20,448
-
(Loss) for the period					(455,556)	(455,556)

Balance -September 30, 2006	55,577,368	55,577	1,523,742	-	(3,262,865)	(1,683,546)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY) - continued
Balance -September 30, 2006	55,577,368	55,577	1,523,742	-	(3,262,865)	(1,683,546)

Common stock issued						-
For Cash From Stock Options Exercised	1,000,000	1,000	149,000			150,000
(Less) Receivable From Stock Options Exercised			(40,000)			(40,000)
For Services	2,500,000	2,500	72,500			75,000

(Loss) for the period					(269,454)	(269,454)

Balance - December 31, 2006	59,077,368	$59,077	$1,705,242	$-	$(3,532,319)	(1,768,000)

Common stock issued
For Cash From Stock Options Exercised	950,000	950	166,050			167,000
For Services	195,000	195	13,305			13,500
Add Receivable from Prior Stock Options Exercised			40,000			40,000
(Loss) for the period					(512,183)	(512,183)

Balance - March 31, 2007	60,222,368	60,222	1,924,597	-	(4,044,502)	(2,059,683)

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
MARCH 31, 2007

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
MARCH 31, 2007

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

In August 2003, Marc Mathys (owner of GreenTree) purchased the assets of the then recently closed aerosol plant and operations of GreenTree Chemical Technologies, Inc., a division of an unrelated company, located in Seaford, Delaware. He reopened the plant in the same location and reestablished the manufacturing of canned aerosol products. On March 21, 2005, a Delaware limited liability company (LLC) was organized under the name of GreenTree Spray Technologies, LLC (“GreenTree”) and is owned 100% by Marc Mathys. It holds the secured promissory note the Company owes of $1,333,000. The notes are due and payable March 31, 2007. The Company is in default on the notes and related accrued interest payable, as no payments have been made to date. The Company is currently negotiating with Green Tree Spray Technologies, LLC as to the resolution of this obligation and is not currently under notice of default.

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

Other than administrative expenses handled by the Company, the rest of the Company and its operations are operated through Sea Spray Aerosol, Inc. (“SeaSpray”), a wholly owned subsidiary organized around April 2006 to own and operate such operations. These operations initially came from the GreenTree Asset Agreement and were operated under the umbrella of the Company until Sea Spray Aerosol, Inc. was organized.

The accompanying consolidated financial statements include the accounts of its subsidiaries. All significant Intercompany balances and transactions have been eliminated.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED INTERIM
UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 2 - Summary of Significant Accounting Policies - continued

(b) - Income Taxes

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which incorporates the use of the asset and liability approach of accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the income tax basis of assets and liabilities. Due to the GreenTree Agreement, the Company underwent an ownership change as defined in Section 382 of the Internal Revenue Code. Refer to the Note on “GreenTree Agreement.” Of the $4,045,000, accumulated losses of the Company, only $3,145,000 is available to the Company as net operating loss carry forwards, beginning to expire in 2019. No income tax benefit is recognized in the financial statements, as it is unknown whether such losses will be used in the future.

(c) - Reclassifications

The Company has reclassified and restated certain amounts in the period ending December 31, 2005 to conform to the current financial statement presentation. Part of this reclassifications is a result of the $234,018 correction of error to recognize in the prior fiscal year ended June 30,2006. Management has concluded the error also affected the quarterly financial statements as of March 31, 2006 even though the amount of which remains unknown at this time. Nevertheless, the Company has recognized as an estimate $74,650 of the $234,018 additional expenses relate to the three months ending March 31, 2006 over what was previously reported as of March 31, 2006. The remaining $159,368 additional loss will be recognized in the final quarter for the year ending June 30, 2006.

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

During the past nine months the Company has changed CEO from James Ray to Matthew Zuckerman effective October 2006, and then to Alex Edwards effective March 31, 2007. Under Mr. Edward’s direction the Company continues seeking additional funding and is continuing the effort to develop a strong marketing plan in an effort to increase operations and to turn the Company into a profitable operation. The plant can handle much more volume with its existing plant configuration. Management is optimistic these new developments will garner net operating profits in the near future.

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

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED INTERIM
UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 4 - GreenTree Agreement - continued

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
MARCH 31, 2007

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
MARCH 31, 2007

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

From October 1, 2006 to December 31, 2006 the Company issued 1,000,000 shares of common stock for $150,000 cash when Robert Esposito, or his assignees, exercised 1,000,000 stock options at $0.15 per share.

From January 1 to March 31, 2007 Mr. Esposito or his assignees exercised an additional 950,000 stock options for 950,000 shares at $0.15 per share for a total of $317,000. As of March 31, 2007 Mr. Esposito had 3,350,000 stock options remaining, of which he exercised 3,300,000 in April 2007.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED INTERIM
UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

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

On January 12, 2007, the Company consummated a consulting agreement with a non-employee, non-officer. The agreement was signed in December 2006 and took affect when the Company issued 70,000 restricted shares of common stock in January 2007 as an up front non-returnable incentive bonus. Additional amounts will be due upon the raising for funds and other capital as a commission. This agreement lasts for six months. The consultant has valued his services for this stock at $5,000. The $5,000 has been expensed in the statement of operations.

On March 14, 2007 the Company issued 125,000 shares of restricted stock to a consultant, the services of which were given an intrinsic fair value of $8,500. This $8,500 has been expensed in this quarter’s financial statements.

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

The Company has sought continuing financing and may issue additional shares to raise operating capital or obtain loans and services. Since September 30, 2006, the Company issued 12,000,000 shares of stock for each of three different entities for a total of 36,000,000 shares of common stock in connection with proposed transactions. The Agreements for delivery of these shares has been rescinded by mutual consent and the stock was never recognized as issued and outstanding shares.

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED INTERIM
UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 11 - Prepaid Expenses

The Company has incurred two kinds of prepaid expenses it is reporting as a current asset. The first is discussed above under “Common Stock Issued for Services” for $75,000. The Company expects to receive these services in the near future, and management has elected to amortize this amount so it is fully amortized as of June 30, 2007. Accordingly, $37,500 was amortized for the three months ending March 31, 2007 with the balance to amortize in the next three months.

The other prepaid expense had a remaining balance to amortize of $137,035. These prepaid expenses relate to the reimbursement to an officer for expenses he has or will incur for the Company, primarily for research and development. During the quarter ended March 31, 2007 the officer was paid for the balance of the services involved and resigned as an officer of the Company. Present management has concluded to fully amortize this amount by fiscal year end, June 30, 2007. Therefore, the Company amortized $59,631 in the three months ending March 31, 2007 and will amortize the balance in the three month ending June 30, 2007.

NOTE 12 - Notes payable

Between November 29 and March 31, 2007 the Company borrowed $560,000 from Pangea Ultima Corporation (“Pangea”), a non-related company. The terms involve notes that are non-assignable and unsecured; bearing daily interest accrued at a rate of 10% annually. All notes have principal and accrued interest due dates of November 28, 2008. As of March 31, 2007 the $560,000 borrowed has accrued $12,939 in interest, totaling $572,939 payable.

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

NANO CHEMICAL SYSTEMS HOLDINGS, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED INTERIM
UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 15 - Subsequent Event

On April 4, 2007 Robert Esposito exercised his remaining 3,300,000 stock options for $671,726, or about $0.20 pre share of the average price per share of the stock. Payment will come in the form of assuming $327,226 of the long-term debt of Pangea Ultima, Corporation and $454,000 in cash .

Also, on April 20, 2007, Pangea Ultima, Corporation loaned an additional $25,000 to the Company.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

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

RESULTS OF OPERATIONS—QUARTER ENDING MARCH 31, 2007 AND 2006

For the nine months ended March 31, 2007, we had losses totaling $1,237,193 compared to losses of $727,387 for the same period in 2006. This increased loss of $509,806 is primarily attributed to 1) a $394,253 decrease in sales and a $229,622 decrease in margin after direct cost of materials, 2) an increase in research and development of $126,540, and a significant outlay in attempting to raise capital in excess of $100,000. As we implement our business plan, we believe our revenues should increase. By focusing our efforts on limiting general and administrative expenses as we increase revenue, we expect to establish net income.

Sales for the nine months ended March 31, 2007 and 2006 are $600,000 and $994,000 respectively, a decrease of $394,000, or 30%. The decrease was primarily attributed to cash flow shortages, which in turn restricted production and the ability to take on new orders and getting them timely filled. We expect that sales will increase markedly as the Company implements its business plan. We expect this increase to take the form of increased costs; however, we intend to ensure that gross profit margins will improve over what we presently experience. We have already invested $20,000 last quarter to upgrade our production lines in anticipation of the new sales orders we are receiving and expect to receive. We are negotiating a better method in selling to allow our production to flow through the assembly lines in a more efficient manner. Our customers are responding favorably. However, production is down because of the lack of funding to complete the work in a timely manner, which in turn if not correctly quickly will most likely negate the favorable manner we have strived to serve our customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Cost of direct materials for the nine months ended March 31, 2007 was $569,000 compared to $734,000 for the same period in 2006. The $165,000 decrease in direct cost of materials was generally attributed to a decrease in sales. We expect that this figure will increase significantly as we implement our business plan and increase production of our products. We expect this increase to take the form of increased direct materials and packaging; however, we intend to ensure that any increase in the aforementioned expenses remains commensurate with an increase in revenues.

Plant salaries, labor, and employee payroll taxes and benefits were $226,000 for the nine months ended March 31, 2006, compared to $273,000 for the same period in 2006, a decrease of $47,000. The decrease was primarily attributed to a decrease in sales. We expect that these costs will increase as the Company implements its business plan. We expect this increase to take the form of increased wages and employee expenses; however, we intend to ensure that any increase in the aforementioned expenses remains commensurate with an increase in revenues.

Plant, rent, utilities, depreciation, and other plant overhead were $274,000 for the nine months ended March 31, 2007, compared to $269,000 for the same period in 2006, a decrease of $5,000. The costs are generally fairly well fixed in nature and should not change significantly despite the sales volume increases we expected, provided an expansion of the existing plant and facilities remains constant. We intend to ensure that any increase in the aforementioned expenses remains commensurate with an increase in revenues.

Selling, general, and administrative expense were $521,000 for the nine months ended March 31, 2007, compared to $364,000 for the same period in 2006, a $157,000 increase. The increase was primarily attributed to an increase in legal and accounting fees and costs associated with efforts to raise capital and to manage the Company at the corporate/administrative level. We expect that selling, general and administrative expenses will increase as the Company implements its business plan. We expect this increase to take the form of increased wages and employee expenses, sales and marketing expense, and other general and administrative expenses; however, we intend to ensure that any increase in the aforementioned expenses remains commensurate with an increase in revenues.

Research and Development expenses were $155,000 for the nine months ended March 31, 2007, compared to $29,000 for the same period in 2006, an increase of $126,000. The increase was primarily attributed to an increase in employee participation in research and development. The Company is making a concerted effort to increase its research and development activities.

Interest expense for the nine month period ended March 31, 2007 was $92,000, compared to $53,000 for the same period in 2006, an increase of $39,000. These increases were due to 1) $12,000 accrued interest due to the Pangea Ultima Corporation Notes, described below in “Financing,” and 2) the initial accrual for interest on the Green Tree Agreement was not in all of 2006 whereas it is in 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash, cash equivalents, and investments amounted to $46,000 as of March 31, 2007. The net cash provided or (used) by the Company’s operating activities was ($1,006,000) and ($75,000) for the nine months ended as of March 31, 2007 and 2006, respectively. Net cash provided or (used) by financing activities, which is primarily due to stock issued for cash and notes payable, amounted to $978,000 for the nine months ended March 31, 2007, compared to $427,000 in the nine months ended March 31, 2006.

As of March 31, 2007, we had cash on hand of approximately $46,000, which is not sufficient to satisfy our operating requirements through June 31, 2007. To satisfy our operating requirements through June 30, 2007 we estimate that we will need an additional $300,000. If we do not generate revenues or secure debt or equity financing before the end of June 30, 2007, we anticipate that we will be unable to adequately package and sell the nano enhanced products that are being developed by our Research and Development department.

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

FINANCING

On June 30, 2005, the Company completed the issuance of a promissory note in the principal amount of One Million Three Hundred Thirty Three Thousand and No/100 Dollars ($1,333,000) to the Company’s largest shareholder, Green Tree Spray Technologies, LLC, a Delaware limited liability company (the “GreenTree Note”). The GreenTree Note was issued as part of the consideration under the Asset Purchase Agreement dated March 15, 2005, by and between GreenTree Spray Technologies, LLC and the Company. The GreenTree Note requires quarterly interest payments at 8% per annum with a final balloon payment equal to all remaining outstanding principal and interest due on March 15, 2007. The GreenTree Note is secured by certain assets of the Company. The Company has not made the required quarterly interest payments under the GreenTree Note, and therefore, is currently in default under the GreenTree Note. The Company is currently negotiating with Green Tree Spray Technologies, LLC as to the resolution of this obligation and is not currently under notice of default.

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

Since September 30, 2006, the Company issued 12,000,000 shares of stock to each of three different entities for a total of 36,000,000 shares of common stock. The stock was placed in escrow pending completion of the terms of the agreements. Since that time all parties mutually rescinded the agreements and the stock will be returned to the Company. The stock was never recognized as issued and outstanding shares.

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

GOING CONCERN

From our inception on September 1, 2003 through March 31, 2007, we have incurred operating losses of $. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses. Our independent auditors have issued a going concern qualification in their report dated October 12, 2006, which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate sufficient cash flows to meet our obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitable operations. However, there can be no assurance that we will generate sufficient revenues from the services offered by us to operate at a profit or pay expenses. Management indicates that the financial arrangement the Company has entered into with Pangea Ultima Corporation can provide financing for continued operations.

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

The Company believes that the information contained in this Report is complete and correct in all material respects. However, the Company notes that, because of Dr. Zuckerman's involvement with the Company's affairs during the fiscal period covered by this Report, Dr. Zuckerman may or may not be aware of information that would require a change in the information presented in this Report. The Company notes that Dr. Zuckerman resigned from his position as CEO on March 31, 2007 and from his position as CTO on April 27, 2007. Dr. Zuckerman has since taken a position with a different company and is no longer directly or indirectly associated with this Company (except to the extent that Dr. Zuckerman may continue to be a shareholder of this Company). The Company is seeking the cooperation of Dr. Zuckerman in determining whether he is aware of any information that would require a change in the information presented in this Report. If Dr. Zuckerman provides any such information to the Company, then the Company shall promptly file an appropriate amendment to this Report.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Presently, the Company is still identifying whether the only accounting periods involved is just June 30, 2006, or whether it also affects March 31, 2006. Management believes the correction of an accounting error does not affect any periods prior to March 31, 2006, but that it most likely does affect the quarter ended March 31, 2006, the extent of which remains unknown. However, the Company concluded to recognize a portion of the additional loss as of March 31, 2007. Accordingly, the Company attributed approximately 30%, or $75,000 of the additional loss to the three months ending March 31, 2007. The Company has not filed an 8-K reporting this error as it thought it would promptly resolve the matter. The Company intends to make the necessary corrections and to file the amended 10-KSB as of June 30, 2006 and the 10-QSB as of March 31, 2006, if needed, before filing its quarterly report as of March 31, 2007.

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

ITEM 1. LEGAL PROCEEDINGS - continued

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

From October 1, 2006 to March 31, 2007 the Company issued 1,950,000 shares of common stock for $307,500 cash when Robert Esposito, or his assignees, which had owned approximately 5,300,000 stock options, exercised 1,950,000 stock options at and average price of approximately $0.15 per share. The remaining 3,350,000 stock options as of March 31, 2007 he can exercise at anytime for $0.15 per share. He exercised an additional 3,300,000 stock options for 3,300,000 shares during April 2007. All proceeds were used in the Company’s operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - continued

During March 2007 the Company entered into a consulting agreement with a non-employee, non-officer of the Company for services to perform through March 2008. As an incentive to work with the Company, the Company issued a one time, non-refundable, up front payment of 125,000 shares of restricted common stock. All future services by the consulting company through March 2008 have been prepaid with the issuance of this stock. The Company has chosen to record the value of this stock as a prepaid expense and to write it off over twelve months. The non-employee consultant has determined the value of his services at $8,500; accordingly, the value assigned for this restricted stock has been set at $8,500. These services will be used in helping raise capital for the Company.

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

NANO CHEMICAL SYSTEMS HOLDINGS, INC.

Date: May 21, 2007	By:	/s/ Alexander H. Edwards III
Alexander H. Edwards III
Title President and Chief Executive Officer

Date: May 21, 2007	By:	/s/ Alexander H. Edwards III
Alexander H. Edwards III
Title Treasurer and Chief Financial Officer (Principal Financial Officer)